Form 10QSB
period 1999-03-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 1999-05-17
CIK 1034777

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

Commission File Number:


          NETWORK INVESTOR COMMUNICATIONS INC.
     --------------------------------------------
    (Name of Small Business Issuer in its Charter)

             Nevada                            88-0367792
--------------------------------          -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

        9645 Gateway Drive, Suite B, Reno, Nevada 89511
  --------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

 Issuer's telephone number, including area code:  (775) 852-9100
                                                  --------------


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes (x) No ( ).

           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 15, 1999, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                        NETWORK INVESTOR COMMUNICATIONS INC.
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  Condensed Balance Sheets - March 31, 1999 and June 30, 1998   4

  Condensed Statements of Operations for the Three and Nine
    Months Ended March 31, 1999 and 1998                        5

  Condensed Statements of Cash Flows for the Three and Nine
    Months Ended March 31, 1999 and 1998                        6

  Condensed Statements of Stockholder's Equity (Deficit)
    for the Nime Months Ended March 31, 1999
    and August 9, 1996 (Inception) through June 30, 1998        7

  Notes to Condensed Financial Statement March 31, 1999         8

Item 2.  Management's Discussion And Analysis Of
    Financial Condition And Results Of Operations               9

                 NETWORK INVESTOR COMMUNICATIONS INC.

                           BALANCE SHEET
                   MARCH 31, 1999 AND JUNE 30, 1998
                            (Unaudited)
                               ASSETS

              		                                             March 31,  June 30,
		                                                             1999      1998
                                                             --------- ---------
CURRENT ASSETS:
 Cash	                                                     $   2,461 $    184
 Accounts receivable, net of allowance for doubtful
  accounts of $46,915 at March 31, 1999 and June 30, 1998       12,162   14,573
                                                             --------- --------
	 Total Current Assets                                          14,623   14,757
            				                                             --------- --------

PROPERTY AND EQUIPMENT, NET                                     11,339   14,216
                            				                             --------- --------
OTHER ASSETS
 Deposits	                                                       2,475    2,475
 Organization costs, net of amortization of $3,284 and $2,357    2,866    3,793
 Customer lists, net of amortization of $234 and $171            1,106    1,169
		                                                           --------- --------
	Total Other Assets                                              6,447    7,437
   						                                                    --------- --------
TOTAL ASSETS			                                              $  32,409 $ 36,410
                                                             ========= ========


          LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
 Accounts payable	                                           $  8,996  $  7,831
 Shareholder loan	                                            128,912    85,462
 Payroll and other accrued liabilities                         70,751    23,869
                                                            ---------  --------
       Total Current Liabilities                              208,659   117,162


STOCKHOLDERS' EQUITY/(DEFICIT):

Capital stock, $.001 par value; 50,000,000 shares
  authorized; 1,500,000 shares issued and outstanding           1,500     1,500
 Additional paid-in capital                                   102,801   102,801
 Retained earnings (deficit)                                 (280,551) (185,053)
                                                             ---------  --------
 Total Stockholders' Equity(Deficit)                         (176,250) ( 80,752)
                                                             --------- ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  32,409 $  36,410


                                   4

                NETWORK INVESTOR COMMUNICATIONS INC.

                      STATEMENT OF OPERATIONS
                             (Unaudited)

                               For the     For the      For the      For the
                              Nine Months Nine Months  Three Months Three Months
                                Ended       Ended        Ended        Ended
                               March 31,   March 31,    March 31,    March 31,
                                 1999        1998         1999         1998
                             ----------- -----------  ------------ ------------
SALES                        $    69,043 $    89,062  $     23,620 $     40,156
                             ----------- -----------  ------------ ------------
EXPENSES:
 General and administrative      149,581     191,635        45,359       67,573

 Depreciation and amortization     3,866       5,266         1,298        1,313
                             ----------- -----------  ------------ ------------
TOTAL OPERATING EXPENSES         153,447     196,901        46,657       68,886
                             ----------- -----------  ------------ ------------

Net (loss) before other items    (84,404)   (107,839)      (23,037)     (28,730)

OTHER INCOME (EXPENSE)
 Interest expense                (11,094)     (1,835)       (4,130)      (1,338)
                              ----------- -----------  ------------ ------------
NET (LOSS) BEFORE TAXES          (95,498)   (109,674)      (27,167)     (30,068)

PROVISIONS FOR INCOME TAXES            -           -             -            -
                              ----------- -----------  ------------ ------------
NET (LOSS)                    $  (95,498) $  (109,674) $   (27,167) $   (30,068)
                              =========== ============ ============ ============
EARNINGS (LOSS) PER SHARE     $    (0.06) $     (0.07) $     (0.02) $     (0.02)
                              =========== ============ ============ ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  1,500,000    1,500,000    1,500,000    1,500,000
                              =========== ============  =========== ============

                                  5

                        NETWORK INVESTOR COMMUNICATIONS INC.
                              STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                 For the      For the     For the      For the
                               Nine Months  Nine Months Three Months Three Months
                                  Ended        Ended       Ended        Ended
                                March 31,    March 31,   March 31,    March 31,
                                  1999         1998        1999         1998
                               -----------  ----------- ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                      $  (95,498)  $ (109,674) $  (27,167) $  (30,068)

 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization     3,866        5,266       1,298       1,313
  Changes in assets and liabilities:
   (Increase) decrease in accounts
   receivable                       2,411       (2,541)          -      26,527
   (Increase) decrease in deposits     -        (2,205)          -      (1,747)
   (Increase) in customer lists        -            -            -          -
   Increase in accounts payable
   and accrued liabilities         48,048       25,880       9,670      12,017
                               -----------  ----------- ------------ ------------
  Net cash used in operating
   activities                     (41,173)     (83,274)    (16,199)      8,042
                               -----------  ----------- ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in organization costs        -            -            -          -
 Purchase of property and equipment    -       (12,632)          -          -
                               -----------  ----------- ------------ ------------
   Net cash used in investing
     activities                        -       (12,632)          -          -
                               -----------  ----------- ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock,  net
                                       -            -          -           -
 Shareholder loan-net              43,450       76,700       13,207     (9,800)
                               -----------  ----------- ------------ ------------
   Net cash provided by financing
     activities                    43,450       76,700      13,207      (9,800)
                               -----------  ----------- ------------ ------------
  Net Increase (decrease) in Cash   2,277      (19,206)     (2,992)     (1,758)

CASH AT BEGINNING PERIOD              184       16,648       5,453        (800)
                               -----------  ----------- ------------ ------------
CASH AT END OF PERIOD          $    2,461   $   (2,558) $    2,461   $   (2,558)
                               ===========  =========== ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense              $   11,094     $  1,835    $  4,130    $   1,338
	                       ===========  =========== ============ ============

                                                    6

              NETWORK INVESTOR COMMUNICATIONS INC.

            STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

             FOR THE NINE MONTHS ENDED MARCH 31, 1999
        AND AUGUST 9, 1996(INCEPTION) THROUGH JUNE 30, 1998
                           (Unaudited)

                                          Capital Stock           Accumulated
                                        Shares     Amount      Deficit    Total
                                        --------   --------    --------   --------
BALANCE, August 9, 1996                      -     $    -      $    -     $    -

Common stock issued for cash             500,000     10,000         -       10,000

Common stock issued for cash           1,000,000    100,000         -      100,000

Direct costs of stock offering               -       (5,699)        -       (5,699)

Net loss for the period ended
  June 30, 1997                              -           -      (52,147)   (52,147)
                                       ---------   --------    ---------   ---------

BALANCE, June 30, 1997                 1,500,000    104,301     (52,147)    52,154

Net loss for the year ended
   June 30, 1998                             -          -      (132,906)  (132,906)
                                       ---------   --------    ---------   ---------

BALANCE, June 30, 1998                 1,500,000    104,301    (185,053)   (80,752)

Net loss for the nine months ended
  March 31, 1999                              -         -       (95,498)   (95,498)
                                       ---------   --------    ---------   ---------

BALANCE, March 31, 1999                1,500,000   $ 104,301  $(280,551) $(176,250)
                                       =========   =========  ========== ==========


                                      7

                    NETWORK INVESTOR COMMUNCIATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

1. The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended June 30, 1998. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The character and holdings of the Company has remained substantially the same since the preceding fiscal year. During the third quarter of the current fiscal year the Company has sought to expand its business by obtaining and securing clients in the investor relations market. This is the primary business and focus of the Company. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 1998, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 1999.

LIQUIDITY

During the nine months ended March 31, 1999, the Company's working capital decreased by approximately $91,631. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through existing and new clients, but there is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts hat remain currently payable or other debts incurred during the most recent fiscal quarter.

The Company currently has been funded by an officer and director of the Company. This has been by the deferral of the officer's compensation and the lending of certain monies to the Company for ten percent demand notes.

The Company has received additional capital through the expansion of vendor financing.

The officer and director of the Company has limited capital that he can lend to the Company to meet its current obligations and fund the operating losses. The management of the Company is seeking addition private financing from certain outside parties to continue to pursue the business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and pursue its business activities.

OPERATIONS

In the previous year ended June 30, 1998, the Company has been seeking new clients and long term contracts with existing clients. During the quarter ended March 31, 1999, the Company has been negotiating with such clients to ensure the revenues needed to continue its business activities.

The Company has reduced its operating overhead in late February by approximately thirty percent until it is successful in securing new client business and the related cash flows from such activities.

Until such time as the Company is able to obtain the revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

The current market the Company operates under is a very competitive market and there exists many other competitors with greater capital and contacts in the industry seeking the same clients.

The Company believes it will obtain a certain percentage of such clients to generate the revenues needed to continue its business plans. Until then, the Company will need additional capital other than that provided through its operations.


                          SIGNATURES
                          ----------

  In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant caused this registration statement to be signed on its bahalf by the undersigned, thereunder duly authorized.

NETWORK INVESTOR COMMUNICATIONS INC.

By:/S/Robert Deller, President

  In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant caused this registration statement to be signed on its bahalf by the undersigned in the capacities and on the dates stated.

Signature                      Title                        Date
---------                      -----                        ----

/S/Robert Deller               President, Director          May 17, 1999