Form 10KSB
period 1999-06-30
NETWORK INVESTOR COMMUNICATIONS INC
filed 1999-09-29
CIK 1034777

UNITED STATES
                       SECURlTIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

(Mark One)
       (X)    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999


       ( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)
               For the Transition period from______  to_______

                    Commission file number 0-25463

                        NETWORK INVESTOR COMMUNICATIONS INC.
          ----------------------------------------------------------
                  (Name of small business issuer in its charter)


                   Nevada                            88-0367792
       -----------------------------        -----------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

               9645 Gateway Drive, Suite B, Reno, Nevada      89511
            ------------------------------------------------------------------
           (Address of Principal Executive Offices)           Zip Code

                         Issuer's telephone number: (888) 372-1777

             Securities registered under Section 12(b) of the Exchange Act:

              Title of each class                 Name of each exchange on
                                                      which registered

                      None                                 None
               ------------------                   ------------------

             Securities registered under Section 12(g) of the Exchange Act:

                                          None
                                       ---------
                                     (Title of class)
Page 1

	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.	Yes (x) No ( )

	Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (  )

	State issuer's revenues for its most recent fiscal year: $90,044.

	The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of
June 30, 1999 was undeterminable.

	As of June 30, 1999, there were issued and outstanding 1,500,000 shares of the
Registrant's Common Stock.

                          NETWORK INVESTOR COMMUNICATIONS INC.
                            1999 FORM 10-KSB ANNUAL REPORT

	                            TABLE OF CONTENTS

   PART I
	                                                                PAGE
Item 1.	Description of Business	                                    4
Item 2.	Description of Property                                   	 7
Item 3.	Legal Proceedings	                                          7
Item 4.	Submission of Matters to a Vote of Security Holders       	 7

   PART II

Item 5.	Market for Common Equity and Related Stockholder
	Matters	                                                           7
Item 6.	Management's Discussion and Analysis or Plan of
	Operation	                                                         7
Item 7.	Forward-Looking Statements                                 10
Item 8. Financial Statements	                                      10
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	                              10

   PART III

Item 10.	Directors, Executive Officers, Promoters and
 Control Persons; Compliance with Section 16(a)
  of the Exchange Act	                                             10
Item 11.	Executive Compensation	                                   11
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management	                                                   13
Item 13	 Certain Relationships and Related Transactions	           14
Item 14. Financial Statements, Exhibits and Reports on Form 8K     14

PART I

Item 1.  Description of Business

Corporate History

	Network Investor Communications, a Nevada corporation (the "Company"), was originally organized in Nevada on August 9, 1996, to engage in investor and public relations for a corporate clientele. Between December 1996 and February 1997, the Company sold shares of its common stock, par value $0.001 per share (the "Common Stock") to certain investors to raise capital to fund its proposed business plan. Through the sale of the shares of Common Stock, the Company raised $100,000 to fund initial operations.

	The Company was formed on the belief that many corporations, particularly those of relatively small size and corporations, who have recently completed initial public offerings ("IPO'S"), would need experienced public and investor relation services.  The Company believes that many of these corporations initially do not have the established in-house capabilities or the funds to devote to a full time investor and public relations staff.  These corporations, management believes, will need the services of outside investor and public relation services to assist in the dissemination of information and communication with shareholders, the public and the investment community.

	The Company hopes to capitalize on the large number of IPO(s) and startup Hi-Tech and Internet companies looking to establish a corporate profile and recognition, not only among investors, but also with customers and potential employees. Additionally, with the advance of technology, particularly the Internet, corporations have to be able to communicate to individual investors who no longer rely on the traditional broker relationship for their investing decisions. One of the Company's objectives is to help corporations reach this new investing group with accurate, updated, informative information of its clientele. The Company does not, however, provide any investment advice on its clients to anyone.

	By offering investor and public relations services, the Company alleviates the need for its clients to have a full time investor relations staff or deal with the volume of telephone and other inquires as to the client's business and financial position.  The Company acts as an intermediary in not only disseminating information on clients, but also in handling inquires into the client's status.

	The Company has initially focused on the small and micro-cap public corporations, which do not have the personnel or funds to establish investor and public relations departments. These corporations are readily identifiable and due to their public status have an established need to communicate with and inform their shareholders. Many of these companies are classified as "small cap" or "micro-cap" stock, which have trouble getting recognized by investors and responding to investor inquiries. The Company assists these small corporations by developing a corporate message and profile, which it updates monthly or quarterly as needed, and disseminates press kits, public information and press releases.

	The Company is also expanding its focus to search for non-public corporations, which are trying to create a corporate identity and differentiate themselves from competitors.  Many of these corporations are in the Hi-Tech and Internet business, which is becoming crowded and more difficult to attract customers.

Operations

	Since inception, several corporations have hired the Company to assist in public and investor relations. The Company through the efforts of its president, Robert Deller, relies on trade shows and networking to attract new clients. As the Company is relatively new and small compared to many of its competitors, the Company has had to rely on relationships created by Mr. Deller to bring in new clientele. Although the Company has represented several clients since inception, presently the Company represents one corporation in handling investor and public relations.

	The Company's investor and public relations services include preparing press kits, handling the preparation and dissemination of press releases, coordinating with printers the client's annual and quarterly reports, as well as, proxy materials. The Company works as an intermediary between the investment community and officers of the corporation often scheduling conference calls with brokerage houses and road shows for officers and directors of corporations to meet brokers and other members of the investment community.

	The Company also helps establish a corporate image for its clients in their community and industry.  This corporate image is particularly important in helping clients obtain work and attract qualified employees in their field.
The Company assists corporations in having articles published in trade journals, establishing an internet site, having articles placed in local papers, and preparing trade show materials and displays.

	If the Company does not attract additional clients, it may be forced to cease operations and to look for other business opportunities given its current lack of funding.  It may be difficult for the Company to pursue any other business opportunities.  The Company is down to two employees including its president,
Robert Deller, who has been funding the Company.  Mr. Deller is currently evaluating the probability of future success of the Company given its current financial position.  Although Mr. Deller will try to keep the Company operating, if Mr. Deller is forced to terminate operations, the future direction the Company would take is uncertain.

	Management will attempt to keep its options open as to ways to make the Company profitable. If the Company is forced to close its investor and public relations business, the Company will endeavor to seek other opportunities to help provide and preserve shareholder value. As the Company has only limited resources, it may be difficult to find profitable business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity, which will ultimately prove to be beneficial to the Company and its shareholders.

Competition and Markets

	The Company's initial focus was on "small cap" or "micro cap" companies, which tend to be relatively small in size and cannot afford to have a full time staff of investment and public relations' personnel.  Additionally, with the number of recent IPO's and the increasing number of Internet companies, which tend to be smaller in size entering into the public marketplace, the Company felt there was a readily identifiable potential pool of clients.  As the Company, revives its business plan, the Company has expanded its marketing efforts to include non-public companies, particularly in the high tech and Internet fields, who are looking to create a distinctive corporate image.

	The marketplace for investor and public relations companies is very competitive and dominated by several very large companies who work with most of the larger corporations. In addition to the large investor and public relation firms, there are many smaller investor and public relations firms specializing in certain industries or geographical areas.

	The Company is at a competitive disadvantage in comparison to most of the large financial relation firms, as well as with many of the smaller firms. Management of the Company is relatively new to the business and has not had the time to develop the contacts that many of these other firms have established. Additionally, new firms continually enter into the financial relations business, as there are few barriers to entry. The Company relies on the business contacts of its president, Robert Deller, for the majority of its clientele. If the Company is to be successful, it will have to be able to develop better ways to compete or distinguish itself from the crowded financial relations' business field.

Government Regulation

	Currently, the financial relations' field is not a heavily regulated industry. Most of the regulations that apply deal with the Federal and State Securities Laws and their effect on the timing of the dissemination of information and the content of the information. These rules do not affect the Company's business to any great extent. Instead the Company looks at these rules as governing principles to follow when representing a client. Additionally, any publications produced by financial relations firms, which recommend certain corporations and their stock, must state that the corporation they are recommending pays the recommending firm.

	The Securities and Exchange Commission has created rules, which limit the ability of financial relations firms to accept stock in companies, which they represent. These rules have not affected the Company's business at it does not rely to any great extent on the revenues from the sale of stock in corporations it represents. The Company relies on the cash payments from its clients.

Item 2.  Description of Property

	The Company currently does not have any real property and only leases its offices. Its offices are located at 9645 Gateway Drive, Suite A Reno,
Nevada 89511. This lease runs through July 31, 2000, and is at a monthly rental amount of $1,747. The Company believes its current office space is adequate for current and future needs.

Item 3.  Legal Proceedings

 The Company is not, and has not been, involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

 None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

	The Company's Common Stock is currently not quoted or listed for trading with any exchange or market and, as such, there is not reliable information on the price of the Company's stock.

	(a)	The number of record holders of the Common Shares on June 30, 1999 was approximately 55.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

	The Company was formed in 1996 to engage in public and investor relations. Realizing that the Company needed operating capital to effectively execute its proposed business plan, the Company engaged in an offering in 1997 raising $100,000. These funds have helped the Company stay in business and attract additional clients. The Company currently receives monthly revenue from its clients of $7,000. Although the Company generates revenue, the Company remains unprofitable and will need to increase its revenues if it is to remain in business.

Plan of Operation

	The Company operates in a very competitive environment often competing for the same clients with well established and larger financial and investor relations firms.  This competition has resulted in pressure on its revenue stream with the Company often having to not only qualify with a potential client from a professional and concept basis, but with a competitive bid on projects.
Currently, clients are generated through personal contacts of the Company's
President, Bob Deller.  By only having one person generating clients, the
Company has been slowed in its growth, often not having the personnel to capitalize on and retain potential clients.  The Company does not anticipate that it will be able to hire any additional employees until several more clients are retained and some of the Company's debt is paid.  Accordingly, revenue growth will be slow over the next twelve months.

	The Company is service based receiving its revenue from corporate clientele from whom the Company provides investor and public relation services.
Typically, the Company operates off of a flat fee structure with monthly payments from its clients.  The Company is also reimbursed for any hard costs incurred in representing its clients for such items as printing and travel.

	Presently, the Company's expenses exceed its revenues.  The Company anticipated that it would take time to generate sufficient revenue to meet its expenses as it was entering into a new business field; however, the client generation has been slower than expected.  Management still believes that the client generating will accelerate along with revenue.  If additional clients cannot be attracted, the Company's future success will be in serious question, and the Company may be forced to examine other potential business opportunities to generate revenue or cease operations.  Prior to ceasing operations, the
Company would examine potential other business opportunities. If the Company is forced to examine other businesses, current shareholders may not have the opportunity to vote or decide on the new business or direction of the
Company.  Additionally, the future success of the Company and any other business it may engage in would also be hindered by the Company's lack of funding.

Liquidity and Capital Resources

	At June 30, 1999, the Company had current assets of $9,458 with current liabilities of $219,194 resulting in a working capital deficit of $209,736.
The majority of the current liabilities, $129,592, are loans from the Company's president Robert Deller. Excluding the related party loan from Mr. Deller, the Company has $89,602 in expenses that are due or will shortly come due. Additionally, $51,302 of the funds loaned by Mr. Deller to the Company is from Mr. Deller's personal credit cards, which the Company has been paying on a monthly basis.

	The Company will not be able to pay its existing obligations from anticipated current revenue unless additional clientele are added to increase revenue.
Mr. Deller has indicated that he will continue to attempt to fund the
Company, but he has also indicated that his ability to continue to provide personal financing of the Company is limited. Since the end of the Company's fiscal year in June 30, 1999, Mr. Deller's has loaned the Company an additional $7,600.  If the Company's revenues do not improve, the Company may have to look at either ceasing operations or potentially different business opportunities.  Because of the continued losses and lack of financing, the Company's financial statements contain a "going concern"
qualification.

	Since June 30, 1998, accounts payables, payroll and other accrued liabilities have increased from $31,700 to $89,602.  Current revenues will not pay for all of these accrued liabilities and the Company is seeking other loans to help defray these immediate expenses.  There can be no assurance that the Company will be successful in finding financing to cover the current liabilities.  If funding is not obtained, the Company may not have the ability to pursue new clients or to properly service existing clientele.

Results of Operations

	The Company has been unprofitable since its formation in 1996. From its inception in August 1996 until June 30, 1997, the Company lost a total of $289,684. During this time, the majority of the activities of the Company focused on its organization, raising funds and commencing limited operations. Since June 30, 1997, the Company has been more aggressive in pursuing its business plan and soliciting clients. As a result operating expenses have increased substantially from $88,680 in expenses through June 30, 1997, to $255,946 in expenses for the fiscal year ended June 30, 1998 and $183,031 in 1999. The majority of these new expenses related to employee costs, advertisement and travel cost and to increased office overhead. Expenses decreased in 1999 as the Company reduced staff and traveling expenses to save money.

	For the year ended June 30, 1999, revenues decreased to $90,044, as the Company was not able to attract new clientele.  The decrease in revenues resulted in a net loss of $108,731.  As a result of this loss, all of the funds raised in the Company's offering were used and the Company's president, Robert Deller, was forced to keep the Company going through his personal funding of the shortfalls.

Year 2000 Computer Problem

	The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates.  As the Company is service based, the Company does not depend on inventory or the sale of goods and does not anticipate any Y2K problems.  The Company's computer system is PC based and has been updated with the latest software.  Additionally, the Company has all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

Item 7.  Forward-Looking Statements

	The statements in this Form 10-KSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private
Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

Item 8.  Financial Statements

	The response to this Item in submitted under Item 13.

Item 9.  Changes in and Disagreements with Accountants

	No change was made in the Company's auditors from the prior year.

	To the Company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

PART III

Item 10.  Directors, Executives Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

	The names of the Company's sole executive officer and director and the positions held by him are set forth below:

                    Age as of
Name	            June 30, 1999	       Position	          Position Held Since

Robert R. Deller        43		      President, Secretary,     August 9, 1996
                               			Treasure and Director

	The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

	Set forth below is certain biographical information with respect to each of the Company's officers and directors.

	Robert R. Deller, age 43, is founded the Company in 1996 and has been its president since inception. Prior to founding the Company, Mr. Deller was an independent insurance agent for Country Companies Insurance where he received the professional designation LUTCF. Mr. Deller has also been an officer and director of USA Gold Mines, Inc. since 1991. Mr. Deller attended the University of Alabama where he obtained a B.A. degree in 1979.

Item 11. Executive Compensation

	The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 1999, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE
                                                      Long Term Compensation
                                                      ----------------------

                     Annual Compensation               Awards       Payouts
                     -------------------               ------       --------
                                                  Other      Restricted
Name and                                         Annual    Stock   Options   LTIP
All other
Principal      Position   Salary    Bonus($) Compensation Awards   /SARs    Payout
Compensation      Year
- ----------------  ----    ------    -------- ------------ ------   -------  ------

Robert R. Deller  1998    $18,000(1) -0-      -0-    -0-  -0-      -0-      -0-
President and CEO 1997    $18,000    -0-      -0-    -0-  -0-      -0-      -0-
                  1996        -0-    -0-      -0-    -0-  -0-      -0-      -0-
_________________
(1) Mr. Deller's base salary is $54,000 per year.  In 1997 and 1998, Mr.
Deller did not take a salary for several months.  The Company has indicated
that when funds are available, they will pay Mr. Deller for the salary that he was unable to take in 1997 and 1998.

Options/SAR Grants in Last Fiscal Year

	The Company has never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

	None

Compensation Pursuant to Plans

	The Company does not have any compensation or option plans.

Pension Table

	Not Applicable

Other Compensation

	None

Compensation of Directors

	Currently, the only director of the Company is Robert R. Deller who receives no additional compensation for being a director of the Company.

Termination of Employment and Change of Control Arrangement

	There are presently nor are there anticipated any agreements regarding change of control of the Company.

Officer and Director Remuneration

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth the number of shares of the Company's Common
Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 1,500,000 shares of the Company's common stock outstanding at August 31, 1999, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of Name and Address	               Amount and Nature of	Percent
Class of
Beneficial Owner

Principal Shareholders

Common	Robert R. Deller	                    500,000	          33.33%
      	9645 Gateway Drive, Suite B
      	Reno, Nevada 89511

Common	Barbara Bruce
      	545 McDonald Drive
	      Incline Village, Nevada 89451         100,000        	  6.67%

Common	Thomas E. Hofer
      	P.O. Box 3431
      	Carefree, Arizona 85377               100,000           6.67%

Common	Jeff Holmes
      	P.O. Box 111207
      	Zephyr Cove, Nevada 89448             100,000           6.67%

Common	Joe Thomas
      	3791 East Adonis Drive
      	Salt Lake City, Utah 84124             99,000           6.60%

Common	Kahalil P. Thomas
      	8200 Horseshoe Bend Land
      	Las Vegas, Nevada 89113                87,500	          5.83%

Officers, Directors and Nominees

Common	Robert R. Deller, President
and Director                ---------See Above---------

All Officers, Directors, and
 Nominees as a Group (1 Person)              500,000          33.33%

Item 13. Certain Relationships and Related Transactions

	Robert Deller, the Company's president, has loaned the Company approximately
$129,592.  These loans consist of $78,290, which is at an interest rate of ten percent per annum and is due and payable on demand.  Additionally, Mr.
Deller has allowed the Company to borrow and receive cash advances on his personal credit cards totaling $51,302.  The Corporation has been making all payments on the funds borrowed on the credit cards.

	It is anticipated that the Company will indemnify its officers and directors to the full extent permitted by the above referenced statute.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange
Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a director, officer or controlling person in connection with the securities being registered), the small business issuer will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by the Company is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 14. Financial Statements, Exhibits and Reports on Form 8-K.

	I.	List of Financial Statements and Exhibits

   	1.	List of Financial Statements:

      	(a)  Consolidated Balance Sheets as of December 31, 1998 and
           	1997.

      	(b) Consolidated Statements of Operations for the Years ended December 31, 1998 and 1997.

       (c)  Consolidated Statements of Stockholders' Equity
           	(Deficit) for the Years ended December 31, 1998 and 1997.

      	(d) Consolidated Statements of Cash Flows for the Years ended December 31, l998 and 1997.

       (e)  Notes to Consolidated Financial Statements.

	II.	Reports on Form 8-K.

    	None

Financial Statements and Supplementary Data:

CONTENTS

                                                       	PAGE

	_  Independent Auditor's Report                         16

	_  Balance Sheets, June 30, 1999 and 1998               17

	_  Statements of Operations for the years
     ended June 30, 1999 and 1998, and
     	from August 9, 1996 (inception) to June 30, 1999   18

	_  Statements of Stockholders' Equity,
   	 from inception on August 9, 1996, through
     	June 30, 1999                                      19

	_  Statements of Cash Flows for the years
     ended June 30, 1999 and 1998, and
     	from inception on August 9, 1996, through
      	June 30, 1999                                     20

	_  Notes to Financial Statements                        21

                         David T. Thomson P.C.
                      Certified Public Accountant

                     INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Network Investor Communications Inc.


I have audited the balance sheets of Network Investor Communications Inc. as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998 and for the period from inception (August 9, 1996) through June 30, 1997. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Investor Communications Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 and for the period from inception (August 9, 1996) through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses, requiring capital infusions, and has limited working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/David T. Thomson
Salt Lake City, Utah
September 1, 1999

                      NETWORK INVESTOR COMMUNICATIONS INC.

                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                     ASSETS

                                                    June 30,         June 30,
                                                      1999             1998
                                                    ---------        --------
CURRENT ASSETS:
     Cash                                           $  1,470         $   184
     Accounts receivable, net of
      allowance for doubtful
       accounts of $-0- and $46,915
        at June 30, 1999 and 1998                        961          14,573
     Employee advances                                   902               -
     Marketable securities - available-for-sale        6,125               -
                                                    --------        --------
             Total Current Assets                      9,458          14,757
                                                    --------        --------
PROPERTY AND EQUIPMENT, NET                           13,770          18,316
                                                    --------        --------
OTHER ASSETS
     Deposits                                          2,475           2,475
     Organization costs, net of amortization
      of $3,587 and $2,357                             2,563           3,793
     Customer lists, net of amortization
      of $261 and $171                                 1,079           1,169
                                                    --------        --------
              Total Other Assets                       6,117           7,437
                                                    --------        --------
TOTAL ASSETS                                       $  29,345       $  40,510
                                                    ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                               $  7,971       $   7,831
     Shareholder loan                                129,592          85,462
     Payroll and other accrued liabilities            81,631          23,869
                                                    --------        --------
             Total Current Liabilities               219,194         117,162
                                                    --------        --------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000
      shares authorized; 1,500,000
       shares issued at 1999 and 1998                  1,500           1,500
     Additional paid-in capital                      102,801         102,801
     Retained earnings (deficit)                    (289,684)       (180,953)
     Accumulated other comprehensive income (loss)    (4,466)              -
                                                    --------        --------
             Total Stockholders' Equity (Deficit)   (189,849)        (76,652)
                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  29,345       $  40,510
                                                    ========        ========

                   NETWORK INVESTOR COMMUNICATIONS INC.

                        STATEMENTS OF OPERATIONS

         	                        For the           For the           For the
                                Year Ended        Year Ended        Period Ended
                                  June 30,          June 30,          June 30,
                                    1999              1998              1997
                                -----------       -----------       -----------
SALES                           $    90,044       $   130,321       $    37,554
                                -----------       -----------       -----------
EXPENSES:
 General and administrative         177,166           251,120            86,450
 Depreciation and amortization        5,865             4,826             2,230
                                -----------       -----------       -----------
TOTAL OPERATING EXPENSES            183,031           255,946            88,680
                                -----------       -----------       -----------
Net (loss) before other items       (92,987)         (125,625)          (51,126)
                                -----------       -----------       -----------
OTHER INCOME (EXPENSE)
 Interest expense                   (15,744)           (4,202)                -
                                -----------       -----------       -----------
TOTAL OTHER INCOME(EXPENSE)         (15,744)           (4,202)                -
                                -----------       -----------       -----------
NET (LOSS) BEFORE TAXES            (108,731)         (129,827)          (51,126)

PROVISIONS FOR INCOME TAXES               -                 -                 -
                                -----------       -----------       -----------
NET (LOSS)                      $  (108,731)       $ (129,827)       $  (51,126)
                               ============       ===========       ===========
EARNINGS (LOSS) PER SHARE
  Income (loss) from continuing
   operations                   $     (0.07)       $    (0.09)       $    (0.09)
                               ============       ===========       ===========
  Net income                    $     (0.07)       $    (0.09)       $    (0.09)
                               ============       ===========       ===========
EARNINGS (LOSS) PER SHARE-ASSUMING
 DILUTION
  Income (loss) from continuing
   operations                   $     (0.07)       $    (0.09)       $    (0.09)
                               ============       ===========       ===========
  Net income                    $     (0.07)       $    (0.09)       $    (0.09)
                               ============       ===========       ===========
WEIGHTED AVERAGE
 SHARES OUTSTANDING               1,500,000         1,500,000           601,538
                               ============       ===========       ===========

                        NETWORK INVESTOR COMMUNICATIONS INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
              AND FROM AUGUST 9, 1996 (INCEPTION) THROUGH JUNE 30, 1997

                                                                    Accumulated
                                                                       Other
                                            Additional  Retained    Comprehensive
                         Capital Stock       Paid-in     Earnings      Income
                   -----------------------
                      Shares      Amount     Capital    (Deficit)     (Loss)      Total
                   ----------   ---------  ----------  -----------  -----------   -------
BALANCE, August 9, 1996     -   $       -  $        -  $         -  $        -    $     -

Common stock issued
 for cash             500,000         500       9,500            -           -      10,000

Common stock issued
 for cash           1,000,000       1,000      99,000            -           -     100,000

Direct costs of stock
 offering                   -           -      (5,699)           -           -      (5,699)

Comprehensive income:
 Net loss for the
  period ended
   June 30, 1997            -           -           -      (51,126)          -     (51,126)
 Other comprehensive
  income (loss)             -           -           -            -           -           -
Comprehensive income        -           -           -            -           -     (51,126)
                   ----------  ----------  ----------  -----------  ----------   ---------
BALANCE,
 June 30, 1997      1,500,000       1,500     102,801      (51,126)          -      53,175

Comprehensive income:
 Net loss for the year
  ended June 30, 1998       -           -           -     (129,827)          -    (129,827)
 Other comprehensive
   income (loss)            -           -           -            -           -           -
Comprehensive income        -           -           -            -           -    (129,827)
                   ----------  ----------  ----------  -----------  ----------   ---------
BALANCE,
 June 30, 1998      1,500,000       1,500     102,801     (180,953)          -     (76,652)

Comprehensive income:
 Net loss for the year
  ended June 30, 1999       -           -           -     (108,731)          -    (108,731)
 Net unrealized loss on
  marketable securities     -           -           -            -      (4,466)     (4,466)
Comprehensive income        -           -           -            -           -    (113,197)
                   ----------  ----------  ----------  -----------  -----------  ----------
BALANCE,
 June 30, 1999      1,500,000  $    1,500  $  102,801  $  (289,684) $    (4,466) $ (189,849)
                   ==========  ==========  ==========  ===========  ============ ==========

                          NETWORK INVESTOR COMMUNICATIONS INC.

                               STATEMENTS OF CASH FLOWS

                                     For the          For the         For the
                                   Year Ended       Year Ended     Period Ended
                                    June 30,         June 30,        June 30,
                                      1999            1998             1997
                                  -----------      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                         $  (108,731)     $  (129,827)     $  (51,126)
 Adjustments to reconcile net
  loss to net cash used
  in operating activities:
   Depreciation and amortization        5,865            4,826           2,230
    Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable                       13,612           (2,854)        (11,719)
     (Increase) in employee advances     (902)
     (Increase) in marketable
      securities - trading            (10,591)               -               -
     (Increase) decrease in deposits        -           (2,205)           (270)
     (Increase) in customer lists           -                -          (1,340)
      Increase in accounts payable and
       accrued liabilities             57,903           30,766             934
                                  -----------      -----------      ----------
     Net cash used in operating
      activities                      (42,844)         (99,294)        (61,291)
                                  -----------      -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in organization costs             -                -          (6,150)
 Purchase of property and equipment         -          (12,632)        (10,212)
                                  -----------      -----------      ----------
   Net cash used in investing activities    -          (12,632)        (16,362)
                                  -----------      -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock, net                                -                -         104,301
 Shareholder loan-net                  44,130           95,462         (10,000)
                                  -----------      -----------      ----------
   Net cash provided by financing
    activities                         44,130           95,462          94,301
                                  -----------      -----------      ----------
   Net Increase (decrease) in Cash      1,286          (16,464)         16,648

CASH AT BEGINNING PERIOD                  184           16,648               -
                                  -----------      -----------      ----------
CASH AT END OF PERIOD             $     1,470      $       184      $   16,648
                                  ===========      ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                 $    15,744      $     4,202      $        -
                                  ===========      ===========      ==========
 Income taxes                     $         -      $         -      $        -
                                  ===========      ===========      ==========

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1  - THE COMPANY

 Network Investor Communications, Inc. (the Company) was founded on August 9, 1996 and is engaged in the business of providing investor relation services to public companies. The Company's office is located in Reno, Nevada. The Company sells its services nationally and internationally.

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES

 A summary of significant accounting policies applied in the accompanying financial statement follows:

*Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

*Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which range from five to seven years.

*Intangible Assets - The costs incurred with the organization of the Company have been capitalized and are being amortized over five years using the straight-line method.

 The costs incurred to acquired certain client lists for the Company have been capitalized and are being amortized over fifteen years using the straight-line method.

*Earnings (Loss) Per Share - In February 1997, the Financial Accounting StandardsBoard issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies thestandards for computing earnings per share ("EPS") and was effective forfinancial statements issued for periods ending after December 15, 1997,with earlier application not permitted. Upon adoption, all prior EPS data was restated.

 Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

 Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted earnings per share are the same.

*Concentrations of Credit Risk - The Company sells its services to public companies in the U.S. and certain Foreign Countries. The Company extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. Total revenue came from four customers in 1999 and six customers in 1998.

                     NETWORK INVESTOR COMMUNICATIONS INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

*Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to the difference between the Company reporting depreciation, bad debt expenses and marketable securities gains and loses for income tax purposes as compared to financial statement purposes. Deferred income taxes or benefit represent the future income tax consequences of those timing differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

*Statement of Cash Flows - The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had no noncash investing or financing for the periods covered by the financial statements.

*Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

*Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income.

*Marketable Securities - Marketable securities consist of common stock. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are brought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity in accumulated other comprehensive income. The Company at this time has no trading securities.

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3  - PROPERTY AND EQUIPMENT

	Property and equipment consist of the following:
                            						   June  30,		     June 30,
                           						       1999  		        1998
                                    -----------     ------------
	Office equipment	and furniture   		$     5,492		   $      5,492
	Computer equipment			                   15,490		         15,490
	Leasehold improvements			                1,862		          1,862
                                    -----------     ------------
                          				   		      22,844		         22,844

	Less accumulated depreciation		          9,074		          4,528
                                    -----------     ------------
                              						$    13,770   		$     18,316
                                    ===========     ============

NOTE 4  - STOCKHOLDERS' EQUITY

 On August 9, 1996, the Board of Directors authorized a stock issuance totaling 500,000 shares of common stock to an officer of the Company for a cash consideration of $10,000.

 During 1997, the Company sold 1,000,000 shares of its common stock at $.10 per share for gross proceeds totaling $100,000. The related deferred offering costs in the amount of $5,699 were offset against the gross proceeds from the offering. Form "D" was filed with the Securities and Exchange Commission to report the sale of the securities.

 The Company has adopted SFAS 130 which requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. The Company has changed the format of its statements of stockholders' equity (deficit) to present comprehensive income. Accumulated other comprehensive income or loss shown in the statements of stockholders' equity at June 30, 1999, is solely comprised of the accumulated change in unrealized gains and losses on marketable securities. There was no other comprehensive income prior to 1999.

NOTE 5  - GOING CONCERN

 The Company has experienced losses of $113,197 and $129,827 for the periods ended June 30, 1999 and 1998 and has stockholders' deficit of $189,849 and $76,652 for the same periods. The Company also has experienced operating capital needs and shortfalls requiring loans and the issuance of its common stock for capital infusion to meet cash needs on a regular basis. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to continue to sell stock of the Company and borrow funds as needed to meet operating requirements. Management believes that as it expands its sales and services, it will be able to meet cash needs.

                       NETWORK INVESTOR COMMUNICATIONS INC.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 6  - INCOME TAXES

	Income tax expense consists of the following components:

                  							      1999		        1998
                             -------       ------
 Current                   		$     -		     $    -
	Deferred	            					   97,600   	   53,628
	Valuation allowance		   		  (97,600)	    (53,628)
                             -------       ------
                         				$     -	     	$    -
                             =======       ======

 For tax return purposes the Company has estimated net operating loss carryforwards (NOL) of $292,427 and $180,457 at June 30, 1999 and 1998, respectively. $111,970 of the NOL expires in the year 2018 and $128,874 of the NOL expires in 2013 and $51,583 of the NOL expires in 2012. A valuation allowance of $97,600 and $53,628 for the years 1999 and 1998 respectively have been established for those credits which are not expected to be realized. The change in the NOL allowance in 1999 was $43,972.

NOTE 7 - OPERATING LEASES

	The Company leases office space in Reno, Nevada under an operating lease, which expires in July 2000. The monthly lease payment is $1,747. The Company has an option to extend the lease for two years. The option must be exercised 30 days before the lease ends. The new payment under the extension option is
$1,922.

	Minimum future rental payments under the lease until expiration is as follows:

			Year Ended			  Amount
   ----------   ---------
			     2000				$  20,964
        2001        1,747

	Rental expense under facility operating leases was $20,964 for 1999.

 As of June 30, 1999, the Company had certain office equipment under operating leases with remaining periods from one to two years.

 At June 30, 1999, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

     Year Ended			  Amount
     ----------     -------
			     2000    				$ 4,692
        2001          1,406

 Lease payments expensed under the equipment operating leases was $4,692 for 1999.

                       NETWORK INVESTOR COMMUNICATIONS INC.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

	The President of the Company has made certain loans to the company during the year.  The cash loans are accruing interest at an annual rate of ten percent per annum.  Additionally, the officer has allowed the company to obtain credit and advances against certain credit cards under his personal name.
The Company makes all payments against these credit cards and pays the related finance charges made by the credit card companies.

	The balances of the above listed items are as follows:

                						        1999                    1998
                         -----------             -----------
 Cash advances	          $    78,290           	 $    52,750
 Credit card advances 	       51,302                  32,712
                         -----------             -----------
             Total       $   129,592             $    85,462
                         ===========             ===========

NOTE 9 - MARKETABLE SECURITIES

 Marketable Securities are carried on the balance sheet at their Fair value. As of June 30, 1999 the following applies to the Company's available-for-sale securities.

	Cost			          $   10,591
                  ==========
	Unrealized loss		$    4,466
                  ==========
	Market value		   $    6,125
                  ==========

 The market value of the securities at September 1, 1999 was $4,060.

NOTE 10 - PRIOR PERIOD ADJUSTMENTS

 The accompanying financial statements for 1998 and 1997 have been restated to correct depreciation from an accelerated tax basis method to a straight-line method for financial statement purposes. The effect of the restatement was to decrease the net loss $1,021 in 1997 and $3,037 in 1998 with a corresponding reduction of accumulated depreciation of $4,100 on the 1998 balance sheet. The restatement had no effect on Income tax or EPS for 1998 or 1997.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	NETWORK INVESTOR COMMUNICATIONS INC.

Date:  September 28, 1999

By: /S/  ROBERT R. DELLER
         ----------------------
        	Robert R. Deller
       	 President and Director