Form 10QSB
period 1999-09-30
NETWORK INVESTOR COMMUNICATIONS INC
filed 1999-11-10
CIK 1034777

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

                             (Mark One)
    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                   Commission File Number:  0-25463


                 NETWORK INVESTOR COMMUNICATIONS INC.
                --------------------------------------

            (Name of Small Business Issuer in its Charter)

              Nevada                           88-0367792
         --------------                       ------------
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)         Identification No.)

            9645 Gateway Drive, Suite B, Reno, Nevada 89511
           -------------------------------------------------

              (Address of principal executive offices)

   Issuer's telephone number, including area code:  (775) 852-9100


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

As of October 31, 1999, 1,500,000 shares of common stock were outstanding.

               Transitional Small Business Disclosure Format
                     (Check one): Yes ( ) No (X)

NETWORK INVESTOR COMMUNICATIONS INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets - September 30, 1999 and June 30, 1999..... 4

  Condensed Statements of Operations for the Three
        Months Ended September 30, 1999 and 1998...................... 5

  Condensed Statements of Cash Flows for the Three
        Months Ended September 30, 1999 and 1998...................... 6

  Condensed Statements of Stockholder's Equity (Deficit)
        for the Three Months Ended September 30, 1999
        and July 1, 1998 through September 30, 1999................... 7

  Notes to Condensed Financial Statement September 30, 1999........... 8

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations................ 8

                NETWORK INVESTOR COMMUNICATIONS INC.
                           BALANCE SHEET

                SEPTEMBER 30, 1999 AND JUNE 30, 1999
                            (Unaudited)

                               ASSETS

                                                  September 30,       June 30,
                                                      1999              1999
                                                  -------------    ------------
CURRENT ASSETS

     Cash                                          $         89    $      1,470
     Accounts receivable                                    716             961
     Employee advances                                    1,754             902
     Marketable securities-available for sale             6,125           6,125
                                                  -------------    ------------
            Total Current Assets                          8,684           9,458
                                                  -------------    ------------
PROPERTY AND EQUIPMENT, NET                              13,045          13,770
                                                  -------------    ------------
OTHER ASSETS

     Deposits                                             2,475           2,475
     Organization costs, net of amortization
        of $3,895 and $3,587                              2,255           2,563
     Customer lists, net of amortization
        of $283 and $261                                  1,057           1,079
                                                  -------------    ------------
              Total Other Assets                          5,787           6,117
                                                  -------------    ------------
TOTAL ASSETS                                       $     27,516    $     29,345
                                                  =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:

     Bank overdraft                               $         114    $          -
     Accounts payable                                     8,714           7,971
     Shareholder loan                                   137,378         129,592
     Payroll and other accrued liabilities               97,715          81,631
                                                  -------------    ------------
             Total Current Liabilities                  243,921         219,194
                                                  -------------    ------------
STOCKHOLDERS' EQUITY/(DEFICIT):

     Capital stock, $.001 par value;
       50,000,000 shares authorized; 1,500,000
       shares issued and outstanding                      1,500           1,500
     Additional paid-in capital                         102,801         102,801
     Retained earnings (deficit)                       (316,240)       (289,684)
     Accumulated other comprehensive income(loss)        (4,466)         (4,466)
                                                  -------------    ------------
            Total Stockholders' Equity(Deficit)        (216,405)       (189,849)
                                                  -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      27,516    $     29,345
                                                  =============    ============



               NETWORK INVESTOR COMMUNICATIONS INC.
                     STATEMENT OF OPERATIONS

                            (Unaudited)



                                                      For the         For the
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       1999            1998
                                                  -------------    ------------
SALES                                             $      11,229    $     21,310
                                                  -------------    ------------
EXPENSES

     General and administrative                          32,699          70,519
     Depreciation and amortization                        1,055           1,284
                                                  -------------    ------------
TOTAL OPERATING EXPENSES                                 33,754          71,803

Net (loss) before other items                           (22,525)        (50,493)
                                                  -------------    ------------
OTHER INCOME (EXPENSE)

     Interest expense                                    (4,031)         (1,400)
                                                  -------------    ------------
NET (LOSS) BEFORE TAXES                                 (26,556)        (51,893)

PROVISIONS FOR INCOME TAXES                                   -               -
                                                  -------------    ------------
NET (LOSS)                                         $    (26,556)    $   (51,893)
                                                  =============    ============

EARNINGS (LOSS) PER SHARE

  Income(loss) from continuing operations
    before extraordinary items                     $      (0.02)    $     (0.03)
                                                  =============    ============
  Extraordinary items                              $      (0.00)    $     (0.00)
                                                  =============    ============
  Net income                                       $      (0.02)    $     (0.03)
                                                  =============    ============

EARNINGS (LOSS) PER SHARE-ASSUMING DILUTION

  Income(loss) from continuing operations
    before extraordinary items                      $     (0.02)    $     (0.03)
                                                  =============    ============
  Extraordinary items                               $     (0.00)    $     (0.00)
                                                  =============    ============
  Net income                                        $     (0.02)    $     (0.03)
                                                  =============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                   1,500,000       1,500,000
                                                  =============    ============





                       NETWORK INVESTOR COMMUNICATIONS INC.
                             STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                    For the        For the
                                                  Three Months   Three Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      1999              1998
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $     (26,556)   $    (51,893)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                       1,055           1,284
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         (607)         11,328
        (Increase) decrease in deposits                       -               -
        (Increase) in customer lists                          -               -
         Increase in accounts payable and accrued
         liabilities                                     16,827          20,147
                                                  -------------    ------------
         Net cash used in operating activities           (9,281)        (19,134)
                                                  -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in organization costs                           -               -
     Purchase of property and equipment                       -               -
                                                  -------------    ------------
         Net cash used in investing activities                -               -
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,  net             -               -
     Shareholder loan-net                                 7,786          24,864
                                                  -------------    ------------
         Net cash provided by financing activities        7,786          24,864
                                                  -------------    ------------
         Net Increase (decrease) in Cash                 (1,495)          5,730

CASH AT BEGINNING PERIOD                                  1,470             184
                                                  -------------    ------------
CASH AT END OF PERIOD                             $         (25)   $      5,914
                                                  =============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense                             $       4,031    $      1,400
                                                  =============    ============



                       NETWORK INVESTOR COMMUNICATIONS INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                   AND JULY 1, 1998 THROUGH SEPTEMBER 30, 1999

                                   (Unaudited)


                                          Capital Stock        Accumulated
                                   -------------------------
                                     Shares         Amount       Deficit        Total
                                   ----------     ----------   -----------   -----------

BALANCE, July 1, 1998               1,500,000        104,301      (180,953)      (76,652)

Net loss for the year ended
     June 30, 1999                          -              -      (113,197)     (113,197)
                                   ----------     ----------   -----------   -----------

BALANCE, June 30, 1999              1,500,000        104,301      (294,150)     (189,849)

Net loss for the three months
     ended September 30, 1999               -              -       (26,556)      (26,556)
                                   ----------     ----------   -----------   -----------

BALANCE, September 30, 1999         1,500,000     $  104,301   $  (320,706)  $  (216,405)
                                   ==========     ==========   ===========   ===========


                    NETWORK INVESTOR COMMUNCIATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999

                              (UNAUDITED)

1.	The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles.  Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended
June 30, 1999. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2.	The results of operations for the three months ended
September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has remained substantially the same since the preceding fiscal year. During the first quarter of the current fiscal year the Company has sought to expand its business by obtaining and securing clients in the investor relations market.
This is the primary business and focus of the Company. The readers of the current unaudited statements are referred to the Company's
Annual Report as filed for the fiscal year ended June 30, 1999, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended September 30, 1999.

LIQUIDITY

During the three months ended September 30, 1999, the Company's working capital decreased by approximately $25,501. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through existing and new clients, but there is no assurance that any of the planned activities will be successful.



CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent fiscal quarter.

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

OPERATIONS

In the previous year ended June 30, 1999, the Company has been seeking new clients and long term contracts with existing clients.
During the quarter ended September 30, 1999, the Company has been negotiating with such clients to ensure the revenues needed to continue its business activities.

The Company reduced its operating overhead in late February by approximately thirty percent until it is successful in securing new client business and the related cash flows from such activities.

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

FORWARD-LOOKING STATEMENTS

The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NETWORK INVESTOR COMMUNICATIONS INC.

Date:  November 9, 1999	By: /S/  ROBERT R. DELLER

	Robert R. Deller
	President and Director

PAGE 10

