Form 10QSB
period 1999-12-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-02-15
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-QSB

                                  (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999

                       Commission File Number:  0-25463


                      NETWORK INVESTOR COMMUNICATIONS INC.
                     --------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Nevada                            88-0367792
         --------------------------------       --------------------
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

As of February 9, 2000, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                    NETWORK INVESTOR COMMUNICATIONS INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets December 31, 1999 and June 30, 1999.....4

  Condensed Statements of Operations for
   the Six and Three Months Ended December 31, 1999 and 1998.......5

  Condensed Statements of Cash Flows for the
    Six and Three Months Ended December 31, 1999 and 1998..........6

  Condensed Statements of Stockholder's Equity (Deficit)
    for the Six Months Ended December 31, 1999 and
     July 1, 1998 through December 31, 1999........................7

  Notes to Condensed Financial Statement...........................8

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations.............8

                    NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEET
                    DECEMBER 31, 1999 AND JUNE 30, 1999
                                (Unaudited)

                                   ASSETS
                                                December 31,       June 30,
                                                    1999             1999
                                                ------------     ------------
CURRENT ASSETS:
     Cash                                       $          -     $      1,470
     Accounts receivable                                   -              961
     Employee advances                                     -              902
     Marketable securities-available for sale              -            6,125
                                                ------------     ------------
       Total Current Assets                                -            9,458
                                                ------------     ------------
PROPERTY AND EQUIPMENT, NET                                -           13,770
                                                ------------     ------------
OTHER ASSETS
     Deposits                                              -            2,475
     Organization costs, net of amortization
       of $3,895 and $3,587                                -            2,563
     Customer lists, net of amortization
       of $283 and $261                                    -            1,079
                                                ------------     ------------
       Total Other Assets                                  -            6,117
                                                ------------     ------------
TOTAL ASSETS                                    $          -     $     29,345
                                                ============     ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
     Bank overdraft                             $          -     $          -
     Accounts payable                                      -            7,971
     Shareholder loan                                      -          129,592
     Payroll and other accrued liabilities                 -           81,631
                                                ------------     ------------
        Total Current Liabilities                          -          219,194
                                                ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
     Capital stock, $.001 par value;
       50,000,000 shares authorized;
       1,500,000 shares issued and outstanding         1,500            1,500
     Additional paid-in capital                      102,801          102,801
     Retained earnings (deficit)                     (99,835)        (289,684)
     Accumulated other comprehensive income(loss)     (4,466)          (4,466)
                                                ------------     ------------
        Total Stockholders' Equity(Deficit)                -         (189,849)
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -     $     29,345
                                                ============     ============

                    NETWORK INVESTOR COMMUNICATIONS INC.

                           STATEMENT OF OPERATIONS
                                (Unaudited)
                                        For the        For the        For the        For the
                                      Six Months     Six Months    Three Months   Three Months
                                         Ended          Ended          Ended          Ended
                                     December 31,   December 31,   December 31,   December 31,
                                         1999           1998           1999           1998
                                     ------------   ------------   ------------   ------------
SALES                                $          -   $          -   $          -   $          -
                                     ------------   ------------   ------------   ------------
EXPENSES:
  General and administrative                    -              -              -              -
  Depreciation and amortization                 -              -              -              -
                                     ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                        -              -              -              -
                                     ------------   ------------   ------------   ------------
Net (loss) before other items                   -              -              -              -

OTHER INCOME (EXPENSE)
  Interest expense                              -              -              -              -
                                     ------------   ------------   ------------   ------------
NET (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                -              -              -              -

NET (LOSS) FROM DISCONTINUED
  OPERATIONS                              (43,700)       (68,331)       (17,144)       (16,438)
RECOVERY ON DISCONTINUED
  OPERATIONS                              233,549              -        233,549              -

PROVISIONS FOR INCOME TAXES                     -              -              -              -
                                     ------------   ------------   ------------   ------------
NET INCOME/(LOSS)                    $    189,849   $    (68,331)  $    216,405   $    (16,438)
                                     ============   ============   ============   ============
EARNINGS (LOSS) PER SHARE            $       0.13   $      (0.05)  $       0.14   $      (0.01)
                                     ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                           1,500,000      1,500,000      1,500,000      1,500,000
                                     ============   ============   ============   ============
<PAGE

                    NETWORK INVESTOR COMMUNICATIONS INC.

                          STATEMENT OF CASH FLOWS
                               (Unaudited)
                                            For the        For the        For the        For the
                                           Six Months     Six Months    Three Months   Three Months
                                             Ended          Ended          Ended          Ended
                                          December 31,   December 31,   December 31,   December 31,
                                              1999           1998           1999           1998
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Continuing operations
   Net loss                               $          -   $          -   $          -   $          -
  Discontinued operations
   Net income/(loss)                           189,849        (68,331)       216,405        (16,438)
   Adjustments to reconcile net
    loss to net cash used
    in operating activities:
     Depreciation and amortization               2,110          2,568          1,055          1,284
      Changes in assets and liabilities:
       (Increase) decrease in accounts
       receivable                                1,863          2,411          2,470         (8,917)
       (Increase) decrease in deposits
       and customer lists                        2,475              -          2,475              -
       Increase in accounts payable
       and accrued liabilities                 (89,602)        38,378       (106,429)        18,231
                                          ------------   ------------   ------------   ------------
     Net cash (used) in operating activities   106,695        (24,974)       115,976         (5,840)
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in marketable securities               6,125                         6,125

  Increase in organization costs
   and customer lists                            2,982              -          2,982              -

  Disposal of property and equipment            12,320              -         12,320              -
                                          ------------   ------------   ------------   ------------
    Net cash (used) in investing activities     21,427              -         21,427              -
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock,
   net                                               -              -              -              -

 Shareholder loans-net                        (129,592)        30,243       (137,378)         5,379
                                          ------------   ------------   ------------   ------------
    Net cash provided by
     financing activities                     (129,592)        30,243       (137,378)         5,379
                                          ------------   ------------   ------------   ------------
    Net increase (decrease) in cash             (1,470)         5,269             25           (461)

CASH AT BEGINNING PERIOD                         1,470            184            (25)         5,914
                                          ------------   ------------   ------------   ------------
CASH AT END OF PERIOD                     $          -   $      5,453   $          -   $      5,453
                                          ============   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                         $      8,942   $      6,964   $      4,911   $      5,564
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.

                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
            AND AUGUST 9, 1996(INCEPTION) THROUGH JUNE 30, 1999
                                (Unaudited)
                                                Capital Stock           Accumulated
                                          ---------------------------     Deficit         Total
                                            Shares         Amount
                                          ------------   ------------   ------------   ------------
BALANCE, July 1, 1998                        1,500,000   $    104,301   $   (180,953)  $    (76,652)

Net loss for the year ended June 30, 1999            -              -       (113,197)      (113,197)
                                          ------------   ------------   ------------   ------------
BALANCE, June 30, 1999                       1,500,000        104,301       (294,150)      (189,849)

Net income/(loss) for the six months ended
  December 31, 1999                                  -              -        189,849        189,849
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1999                   1,500,000   $    104,301   $   (104,301)  $          -
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNCIATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999

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

2.	The results of operations for the six months ended
December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the preceding fiscal year. During the second quarter of the current fiscal year the Company had sought to expand its business by obtaining and securing clients in the investor relations market.
This was the primary business and focus of the Company. However, due to the lack of revenues and the costs associated with the operation of the Company, the Company ceased operations in the second quarter of the Company's fiscal year. The Company transferred all of the assets including fixed assets, customer contracts and other intangibles for the moneys owed to the principal officer and director of the Company, plus the assumption of any other liabilities and commitments the Company had contracted for in its operations. The resulting effect was a $233,549 gain on the disposition of such assets. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 1999, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended December 31, 1999.


LIQUIDITY

During the three months ended December 31, 1999, the Company's working capital increase by approximately $235,237. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent fiscal quarter.

The principle officer and director has committed to lending any monies needed to continue operations until a new business opportunity is obtained.

The Company currently has been funded by an officer and director of the Company. This was by the deferral of the officer's compensation and the lending of certain monies to the Company for ten percent demand notes. These debts have been offset against the capital assets transferred to the principle officer and director of the Company.

The Company had received additional capital through the expansion of vendor financing during the quarter prior to the ceasing of operations.

The officer and director of the Company has limited capital that he can lend to the Company to meet its current obligations and fund operating losses. The management of the Company is seeking addition private financing from certain outside parties to continue to pursue any future business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and pursue any future business activities.

OPERATIONS

In the previous year ended June 30, 1999, the Company had been seeking new clients and long term contracts with existing clients.
During the quarter ended December 31, 1999, the Company ceased its prior operations, was released from all of its debt and obligations for the transfer of all the assets of the Company and is seeking a new operation for the Company.


Until such time as the Company is able to obtain the revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

The Company believes it will obtain a new business activity to generate the revenues needed to continue its business plans. Until then, the Company will need additional capital other than that provided through its operations.

YEAR 2000 COMPUTER PROBLEM

The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. As the Company is service based, the Company does not depend on inventory or the sale of goods and does not anticipate any Y2K problems. The Company's computer system is PC based and has been updated with the latest software.
Additionally, the Company had all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

Even though the Company is in the Year 2000, speculation has been made that other problems could occur during the year.
However, based on the above, the Company does not expect to have any Y2K problems.

8-K DISCLOSURE

An 8-K was issued on December 8, 1999 deeming Network Investor
Communications Inc. unable to continue business as a Corporate/Investor Relations firm and has therefore ceased operations effective December 8, 1999.

Company president, Robert R. Deller will assume all liabilities of the Company and will forego collection on any loans to the Company due to him since the Companies inception on August 8th, 1996.

The above will allow the corporation to seek alternatives unencumbered.

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

NETWORK INVESTOR COMMUNICATIONS INC.
Date:  February 14, 2000

By: /S/  ROBERT R. DELLER

	Robert R. Deller
	President and Director

