Form 10-Q
period 2000-03-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-05-16
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                  FORM 10-QSB

                                  (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                     Commission File Number:  0-25463


                    NETWORK INVESTOR COMMUNICATIONS INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

                   Nevada                          88-0367792
        ---------------------------         -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

            9645 Gateway Drive, Suite B, Reno, Nevada 89511
     -------------------------------------------------------------
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

As of May 1, 2000, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

PAGE 2

                       NETWORK INVESTOR COMMUNICATIONS INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of March 31, 2000 and June 30, 1999.  4

           Condensed Statements of Operations for the Nine and Three
           Months Ended March 31, 2000 and 1999............................  5

           Condensed Statements of Cash Flows for the Nine and Three
           Months Ended March 31, 2000 and 1999............................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Nine Months Ended March 31, 2000 and
           July 1, 1998 through June 30, 1999..............................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

SIGNATURES................................................................. 11

                    NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEET
                    MARCH 31, 2000 AND JUNE 30, 1999
                                (Unaudited)

                                   ASSETS

                                                  March 31,        June 30,
                                                    2000             1999
                                                ------------     ------------
CURRENT ASSETS:
     Cash                                       $          -     $      1,470
     Accounts receivable                                   -              961
     Employee advances                                     -              902
     Marketable securities-available for sale              -            6,125
                                                ------------     ------------
       Total Current Assets                                -            9,458
                                                ------------     ------------
PROPERTY AND EQUIPMENT, NET                                -           13,770
                                                ------------     ------------
OTHER ASSETS
     Deposits                                              -            2,475
     Organization costs, net of amortization
       of $3,895 and $3,587                                -            2,563
     Customer lists, net of amortization
       of $283 and $261                                    -            1,079
                                                ------------     ------------
       Total Other Assets                                  -            6,117
                                                ------------     ------------
TOTAL ASSETS                                    $          -     $     29,345
                                                ============     ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
     Bank overdraft                             $          -     $          -
     Accounts payable                                      -            7,971
     Shareholder loan                                      -          129,592
     Payroll and other accrued liabilities                 -           81,631
                                                ------------     ------------
        Total Current Liabilities                          -          219,194
                                                ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
     Capital stock, $.001 par value;
       50,000,000 shares authorized;
       1,500,000 shares issued and outstanding         1,500            1,500
     Additional paid-in capital                      102,801          102,801
     Retained earnings (deficit)                     (99,835)        (289,684)
     Accumulated other comprehensive income(loss)     (4,466)          (4,466)
                                                ------------     ------------
        Total Stockholders' Equity(Deficit)                -         (189,849)
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -     $     29,345
                                                ============     ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                        For the        For the        For the        For the
                                      Nine Months    Nine Months    Three Months   Three Months
                                         Ended          Ended          Ended          Ended
                                       March 31,      March 31,      March 31,      March 31,
                                         2000           1999           2000           1999
                                     ------------   ------------   ------------   ------------
SALES                                $          -   $          -   $          -   $          -
                                     ------------   ------------   ------------   ------------
EXPENSES:
  General and administrative                    -              -              -              -
  Depreciation and amortization                 -              -              -              -
                                     ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                        -              -              -              -
                                     ------------   ------------   ------------   ------------
Net (loss) before other items                   -              -              -              -

OTHER INCOME (EXPENSE)
  Interest expense                              -              -              -              -
                                     ------------   ------------   ------------   ------------
NET (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                -              -              -              -

NET (LOSS) FROM DISCONTINUED
  OPERATIONS                              (43,700)       (95,498)             -        (27,167)
RECOVERY ON DISCONTINUED
  OPERATIONS                              233,549              -              -              -

PROVISIONS FOR INCOME TAXES                     -              -              -              -
                                     ------------   ------------   ------------   ------------
NET INCOME/(LOSS)                    $    189,849   $    (95,498)  $          -   $    (27,167)
                                     ============   ============   ============   ============
EARNINGS (LOSS) PER SHARE            $       0.13   $      (0.06)  $          -   $      (0.02)
                                     ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                           1,500,000      1,500,000      1,500,000      1,500,000
                                     ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                            For the        For the        For the        For the
                                           Nine Months    Nine Months   Three Months   Three Months
                                             Ended          Ended          Ended          Ended
                                            March 31,      March 31,      March 31,      March 31,
                                              2000           1999           2000           1999
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Continuing operations
   Net loss                               $          -   $          -   $          -   $          -
  Discontinued operations
   Net income/(loss)                           189,849        (95,498)             -        (27,167)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
     Depreciation and amortization               2,110          3,866              -          1,298
      Changes in assets and liabilities:
       (Increase) decrease in accounts
       receivable                                1,863          2,411              -              -
       (Increase) decrease in deposits
       and customer lists                        2,475              -              -              -
       Increase in accounts payable
       and accrued liabilities                 (89,602)        48,048              -          9,670
                                          ------------   ------------   ------------   ------------
     Net cash used in operating activities     106,695        (41,173)             -        (16,199)
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in marketable securities               6,125              -              -              -

  Increase in organization costs
   and customer lists                            2,982              -              -              -

  Disposal of property and equipment            12,320              -              -              -
                                          ------------   ------------   ------------   ------------
    Net cash used in investing activities       21,427              -              -              -
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock,
   net                                               -              -              -              -

 Shareholder loan-net                         (129,592)        43,450              -         13,207
                                          ------------   ------------   ------------   ------------
    Net cash provided by
     financing activities                     (129,592)        43,450              -         13,207
                                          ------------   ------------   ------------   ------------
    Net Increase (decrease) in Cash             (1,470)         2,277              -         (2,992)

CASH AT BEGINNING PERIOD                         1,470            184              -          5,453
                                          ------------   ------------   ------------   ------------
CASH AT END OF PERIOD                     $          -   $      2,461   $          -   $      2,461
                                          ============   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                         $      8,942   $     11,098   $          -   $      4,130
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE NINE MONTHS ENDED MARCH 31, 2000
                 AND JULY 1, 1998 THROUGH JUNE 30, 1999
                                (Unaudited)

                                                Capital Stock           Accumulated
                                          ---------------------------     Deficit         Total
                                            Shares         Amount
                                          ------------   ------------   ------------   ------------
BALANCE, July 1, 1998                        1,500,000   $    104,301   $   (180,953)  $    (76,652)

Net loss for the year ended June 30, 1999            -              -       (113,197)      (113,197)
                                          ------------   ------------   ------------   ------------
BALANCE, June 30, 1999                       1,500,000        104,301       (294,150)      (189,849)

Net income/(loss) for the nine months
  ended March 31, 2000                               -              -        189,849        189,849
                                          ------------   ------------   ------------   ------------
BALANCE, March 31, 2000                      1,500,000   $    104,301   $   (104,301)  $          -
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNCIATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2000

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

2.	The results of operations for the nine months ended
March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the preceding fiscal year. During the second quarter of the current fiscal year the Company had sought to expand its business by obtaining and securing clients in the investor relations market. This was the primary business and focus of the Company. However, due to the lack of revenues and the costs associated with the operation of the Company, the Company ceased operations in the second quarter of the Company's fiscal year. The Company transferred all of the assets including fixed assets, customer contracts and other intangibles for the moneys owed to the principal officer and director of the Company, plus the assumption of any other liabilities and commitments the Company had contracted for in its operations. The resulting effect was a $233,549 gain on the disposition of such assets. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 1999, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 2000.

LIQUIDITY

During the three months ended March 31, 2000, the Company's working capital remained unchanged. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company in the second quarter of the Company's fiscal year and the ceasing of operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful.

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

OPERATIONS

In the previous year ended June 30, 1999, the Company had been seeking new clients and long term contracts with existing clients. During the quarter ended December 31, 1999, the Company ceased its prior operations, was released from all of its debt and obligations for the transfer of all the assets of the Company and is seeking a new operation for the Company. The Company had not obtained or identified a new operation during the current quarter.

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

Company president, Robert R. Deller assumed all liabilities of the Company and will forego collection on any loans to the Company due to him since the Company's inception on August 8th, 1996.

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

NETWORK INVESTOR COMMUNICATIONS INC.
Date:  May 15, 2000

By: /S/  ROBERT R. DELLER
         ----------------
         Robert R. Deller
         President and Director