Form 10QSB/A
period 1999-12-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-10-13
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                  FORM 10-QSB/A

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

                      NETWORK INVESTOR COMMUNICATIONS INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of December 31, 1999
           and June 30, 1999...............................................  4

           Condensed Statements of Operations for the Six and Three
           Months Ended December 31,1999 and 1999..........................  5

           Condensed Statements of Cash Flows for the Six and Three
           Months Ended December 31,1999 and 1999..........................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Six Months Ended December 31, 1999 and
           July 1, 1998 through December 31,1999...........................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

SIGNATURES................................................................. 11

                      NETWORK INVESTOR COMMUNICATIONS INC.

                                BALANCE SHEET
                      DECEMBER 31, 1999 AND JUNE 30, 1999
                                (Unaudited)

                                   ASSETS

                                                December 31,        June 30,
                                                    1999             1999
                                                ------------     ------------
CURRENT ASSETS:
  Cash                                          $          -     $      1,470
  Accounts receivable                                      -              961
  Employee advances                                        -              902
  Marketable securities-available for sale                 -            6,125
                                                ------------     ------------
         Total Current Assets                              -            9,458
                                                ------------     ------------
PROPERTY AND EQUIPMENT, NET                                -           13,770
                                                ------------     ------------
OTHER ASSETS
  Deposits                                                 -            2,475
  Organization costs, net
   of amortization of $3,895 and $3,587                    -            2,563
  Customer lists, net of amortization
   of $283 and $261                                        -            1,079
                                                ------------     ------------
     Total Other Assets                                    -            6,117
                                                ------------     ------------
TOTAL ASSETS                                    $          -     $     29,345
                                                ============     ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Bank overdraft                                $          -     $          -
  Accounts payable                                         -            7,971
  Shareholder loan                                         -          129,592
  Payroll and other accrued liabilities                7,261           81,631
                                                ------------     ------------
     Total Current Liabilities                         7,261          219,194
                                                ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Capital stock, $.001 par value;
   50,000,000 shares authorized; 1,500,000
   shares issued and outstanding                       1,500            1,500
  Additional paid-in capital                         320,267          102,801
  Retained earnings (deficit)                       (329,028)        (289,684)
  Accumulated other comprehensive income(loss)             -           (4,466)
                                                ------------     ------------
     Total Stockholders' Equity(Deficit)             ( 7,261)        (189,849)
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -     $     29,345
                                                ============     ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                        For the        For the        For the        For the
                                      Six Months     Six Months    Three Months   Three Months
                                         Ended          Ended          Ended          Ended
                                     December 31,   December 31,   December 31,   December 31,
                                         1999           1998           1999           1998
                                     ------------   ------------   ------------   ------------
SALES                                $     40,984   $     45,423   $     29,755   $     24,113
                                     ------------   ------------   ------------   ------------

EXPENSES:
  General and administrative               68,743        104,222         36,044         33,703
  Depreciation and amortization             2,643          2,568          1,588          1,284
                                     ------------   ------------   ------------   ------------

TOTAL OPERATING EXPENSES                   71,386        106,790         37,632         34,987
                                     ------------   ------------   ------------   ------------

Net (loss) before other items             (30,402)       (61,367)        (7,877)       (10,874)

OTHER INCOME (EXPENSE)
  Interest expense                        ( 8,942)        (6,964)        (4,911)        (5,564)
                                     ------------   ------------   ------------   ------------

NET (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES           (39,344)       (68,331)       (12,788)       (16,438)

PROVISIONS FOR INCOME TAXES                     -              -              -              -
                                     ------------   ------------   ------------   ------------

NET INCOME/(LOSS)                    $    (39,344)  $    (68,331)  $    (12,788)  $    (16,438)
                                     ============   ============   ============   ============

EARNINGS (LOSS) PER SHARE            $      (0.03)  $      (0.05)  $      (0.01)  $      (0.01)
                                     ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                            1,500,000      1,500,000      1,500,000      1,500,000
                                     ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                            For the        For the        For the        For the
                                           Six Months     Six Months    Three Months   Three Months
                                             Ended          Ended          Ended          Ended
                                          December 31,   December 31,   December 31,   December 31,
                                              1999           1998           1999           1998
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $    (39,344)  $    (68,331)  $    (12,788)  $    (16,438)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                 2,643          2,568          1,588          1,284
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable      181          2,411            788         (8,917)
   (Increase) decrease in employee advances     (2,026)             -         (2,026)             -
   Increase in accounts payable and accrued
    Liabilities                                 33,577         38,378         16,750         18,231
                                          ------------   ------------   ------------   ------------

     Net cash used in operating activities      (4,969)       (24,974)         4,312         (5,840)
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash assumed by officer and director             (66)             -            (66)             -
                                          ------------   ------------   ------------   ------------
  Net cash used in investing activities            (66)             -            (66)             -
                                          ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net        -              -              -              -
  Shareholder loan-net                           3,565         30,243         (4,221)         5,379
                                          ------------   ------------   ------------   ------------

     Net cash provided by financing activities   3,565         30,243         (4,221)         5,379
                                          ------------   ------------   ------------   ------------
     Net Increase (decrease) in Cash            (1,470)         5,269             25           (461)

CASH AT BEGINNING PERIOD                         1,470            184            (25)         5,914
                                          ------------   ------------   ------------   ------------
CASH AT END OF PERIOD                     $          -   $      5,453   $          -   $      5,453
                                          ============   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                        $      8,942   $      6,964   $      4,911   $      5,564
                                          ============   ============   ============   ============

SUPPLEMENTAL NON-MONETARY TRANSACTION     $      8,942   $      6,964   $      4,911   $      5,564
                                          ============   ============   ============   ============
  Officer and Director of
   assets and liabilities
   assumptions and debt forgiveness       $    217,532   $          -   $    217,532   $          -
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
            AND AUGUST 9, 1999 (INCEPTION) THROUGH JUNE 30, 1999
                               (Unaudited)

                                                Capital Stock
                                          ---------------------------   Accumulated
                                            Shares         Amount         Deficit          Total
                                          ------------   ------------   ------------   ------------

BALANCE, July 1, 1998                        1,500,000   $    104,301   $   (180,953)  $    (76,652)

Net loss for the year ended June 30, 1999            -              -       (113,197)      (113,197)

BALANCE, June 30, 1999                       1,500,000        104,301       (294,150)      (189,849)

Contribution of capital                              -        217,466              -        217,466
  Comprehensive income                               -              -          4,466          4,466

Net income/(loss) for the six months ended
  December 31, 1999                                  -              -        (39,344)       (39,344)
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1999                   1,500,000   $    321,767   $   (329,028)  $     (7,261)
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the preceding fiscal year. During the second quarter of the current fiscal year the Company had sought to expand its business by obtaining and securing clients in the investor relations market. This was the primary business and focus of the Company. However, due to the lack of revenues and the costs associated with the operation of the Company, the Company ceased operations in the second quarter of the Company's fiscal year. The Company transferred all of the assets including fixed assets, customer contracts and other intangibles for the moneys owed to the principal officer and director of the Company, plus the assumption of any other liabilities and commitments the Company had contracted for in its operations. The resulting effect was a $217,466 contribution of capital from the disposition of such assets. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 1999, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended December 31, 1999.

LIQUIDITY

During the three months ended December 31, 1999, the Company's working capital increase by approximately $227,976. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful.

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

The Company currently has been funded by an officer and director of the Company. This was by the deferral of the officer's compensation and the lending of certain monies to the Company for ten percent demand notes. These debts have been offset against the capital transferred to the principle officer and director of the Company as mentioned above.

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

YEAR 2000 COMPUTER PROBLEM

The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. As the Company is service based, the Company does not depend on inventory or the sale of goods and does not anticipate any Y2K problems. The Company's computer system is PC based and had been updated with the latest software. Additionally, the Company had all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

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

Date:  October 12, 2000

By: /S/  ROBERT R. DELLER
         ----------------
         Robert R. Deller
         President and Director