Form 10QSB/A
period 2000-03-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-10-13
CIK 1034777

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

SIGNATURES................................................................. 11

                    NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEET
                      MARCH 31, 2000 AND JUNE 30, 1999
                                (Unaudited)

                                   ASSETS

                                                  March 31,        June 30,
                                                    2000             1999
                                                ------------     ------------
CURRENT ASSETS:
     Cash                                       $          -     $      1,470
     Accounts receivable                                   -              961
     Employee advances                                     -              902
     Marketable securities-available for sale              -            6,125
                                                ------------     ------------
       Total Current Assets                                -            9,458
                                                ------------     ------------
PROPERTY AND EQUIPMENT, NET                                -           13,770
                                                ------------     ------------
OTHER ASSETS
     Deposits                                              -            2,475
     Organization costs, net of amortization
       of $3,895 and $3,587                                -            2,563
     Customer lists, net of amortization
       of $283 and $261                                    -            1,079
                                                ------------     ------------
       Total Other Assets                                  -            6,117
                                                ------------     ------------
TOTAL ASSETS                                    $          -     $     29,345
                                                ============     ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
     Bank overdraft                             $          -     $          -
     Accounts payable                                      -            7,971
     Shareholder loan                                      -          129,592
     Payroll and other accrued liabilities             7,261           81,631
                                                ------------     ------------
        Total Current Liabilities                      7,261          219,194
                                                ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
     Capital stock, $.001 par value;
       50,000,000 shares authorized;
       1,500,000 shares issued and outstanding         1,500            1,500
     Additional paid-in capital                      320,667          102,801
     Retained earnings (deficit)                    (329,428)        (289,684)
     Accumulated other comprehensive income(loss)          -           (4,466)
                                                ------------     ------------
        Total Stockholders' Equity(Deficit)           (7,261)        (189,849)
                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -     $     29,345
                                                ============     ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                        For the        For the        For the        For the
                                      Nine Months    Nine Months   Three Months   Three Months
                                         Ended          Ended          Ended          Ended
                                       March 31,      March 31,      March 31,      March 31,
                                         2000           1999           2000           1999
                                     ------------   ------------   ------------   ------------
SALES                                $     40,984   $     69,043   $          -   $     23,620
                                     ------------   ------------   ------------   ------------
EXPENSES:
  General and administrative               69,143        149,581            400         45,359
  Depreciation and amortization             2,643          3,866              -          1,298
                                     ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                   71,786        153,447            400         46,657
                                     ------------   ------------   ------------   ------------
Net (loss) before other items             (30,802)       (84,404)          (400)       (23,037)

OTHER INCOME (EXPENSE)
  Interest expense                         (8,942)       (11,094)             -         (4,130)
                                     ------------   ------------   ------------   ------------
NET (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES          (39,744)       (95,498)          (400)       (27,167)

PROVISIONS FOR INCOME TAXES                     -              -              -              -
                                     ------------   ------------   ------------   ------------
NET INCOME/(LOSS)                    $    (39,744)  $    (95,498)  $       (400)  $    (27,167)
                                     ============   ============   ============   ============
EARNINGS (LOSS) PER SHARE            $      (0.03)  $      (0.06)  $          -   $      (0.02)
                                     ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                           1,500,000      1,500,000      1,500,000      1,500,000
                                     ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                            For the        For the        For the        For the
                                           Nine Months    Nine Months   Three Months   Three Months
                                             Ended          Ended          Ended          Ended
                                            March 31,      March 31,      March 31,      March 31,
                                              2000           1999           2000           1999
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $    (39,744) $     (95,498)  $       (400)  $    (27,167)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
     Depreciation and amortization               2,643          3,866              -          1,298
      Changes in assets and liabilities:
       (Increase)decrease in accounts
        receivable                                 181          2,411              -              -
       (Increase)decrease in employee advances  (2,026)             -              -              -
       Increase in accounts payable
       and accrued liabilities                  33,577         48,048              -          9,670
                                          ------------   ------------   ------------   ------------
     Net cash used in operating activities      (5,369)       (41,173)          (400)       (16,199)
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash assumed by an officer and director          (66)             -              -              -
                                          ------------   ------------   ------------   ------------
    Net cash used in investing activities          (66)             -              -              -
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution paid-in capital

  Shareholder loan-net                           3,965         43,450            400         13,207
                                          ------------   ------------   ------------   ------------
    Net cash provided by
     financing activities                        3,965         43,450            400         13,207
                                          ------------   ------------   ------------   ------------
    Net Increase (decrease) in Cash             (1,470)         2,277              -         (2,992)

CASH AT BEGINNING PERIOD                         1,470            184              -          5,453
                                          ------------   ------------   ------------   ------------
CASH AT END OF PERIOD                     $          -   $      2,461   $          -   $      2,461
                                          ============   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                         $      8,942   $     11,098   $          -   $      4,130
                                          ============   ============   ============   ============
SUPPLEMENTAL NON-MONETARY TRANSACTION
 Officer and Director assets and
 liabilities assumption and debt
 forgiveness                              $    217,532   $          -   $          -   $          -
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE NINE MONTHS ENDED MARCH 31, 2000
                 AND JULY 1, 1998 THROUGH JUNE 30, 1999
                                (Unaudited)

                                                Capital Stock
                                          ---------------------------   Accumulated
                                            Shares         Amount         Deficit          Total
                                          ------------   ------------   ------------   ------------

BALANCE, July 1, 1998                        1,500,000   $    104,301   $   (180,953)  $    (76,652)

Net loss for the year ended June 30, 1999            -              -       (113,197)      (113,197)
                                          ------------   ------------   ------------   ------------
BALANCE, June 30, 1999                       1,500,000        104,301       (294,150)      (189,849)

Contribution of capital                              -        217,866              -        217,866

Comprehensive income                                 -              -          4,466          4,466

Net income/(loss) for the nine months
  ended March 31, 2000                               -              -        (39,744)       (39,744)
                                          ------------   ------------   ------------   ------------
BALANCE, March 31, 2000                      1,500,000   $    322,167   $   (329,428)  $     (7,261)
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