Form 10KSB
period 2000-06-30
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-10-13
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

                                   (Mark One)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the Transition period from______  to_______

                          Commission file number 0-25463

                       NETWORK INVESTOR COMMUNICATIONS INC.
                   ----------------------------------------------
                   (Name of small business issuer in its charter)


                 Nevada                                88-0367792
       ------------------------------    --------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification Number)
        incorporation or organization)

                9645 Gateway Drive, Suite B, Reno, Nevada      89511
                ----------------------------------------------------
                (Address of Principal Executive Offices)    Zip Code

                         Issuer's telephone number: (888) 372-1777

            Securities registered under Section 12(b) of the Exchange Act:

            Title of each class Name of each exchange on which registered

                      None                                 None


            Securities registered under Section 12(g) of the Exchange Act:

                                        None

                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.	Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $40,984.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of June 30, 2000 was undeterminable, no trading market.

As of June 30, 2000, there were issued and outstanding 1,500,000 shares of the Registrant's Common Stock.

                        NETWORK INVESTOR COMMUNICATIONS INC.
                          2000 FORM 10-KSB ANNUAL REPORT

                                 TABLE OF CONTENTS

PART I                                                                  PAGE

Item 1.  Description of Business...........................................4
Item 2.  Description of Property...........................................7
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............7


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........7
Item 6.  Management's Discussion and Analysis or Plan of Operation.........7
Item 7.  Forward-Looking Statements.......................................10
Item 8.  Financial Statements.............................................10
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................10

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................10
Item 11. Executive Compensation...........................................11
Item 12. Security Ownership of Certain Beneficial Owners and Management...13
Item 13. Certain Relationships and Related Transactions...................14
Item 14. Financial Statements, Exhibits and Reports on Form 8K............14

PART I

Item 1.  Description of Business

Corporate History

  Network Investor Communications Inc., a Nevada corporation (the "Company"), was originally organized in Nevada on August 9, 1996, to engage in investor and public relations for a corporate clientele. Between December 1996 and February 1997, the Company sold shares of its common stock, par value $0.001 Per share (the "Common Stock") to certain investors to raise capital to fund Its proposed business plan. Through the sale of the shares of Common Stock, the Company raised $100,000 to fund initial operations.

  The Company was formed on the belief that many corporations, particularly those of relatively small size and corporations which have recently completed initial public offerings ("IPO'S"), would need experienced public and investor relation services. The Company believes that many of these corporations initially do not have the established in-house capabilities or the funds to devote to a full time investor and public relations staff. These corporations, management believed, need the services of outside investor and public relation services to assist in the dissemination of information and communication with shareholders, and the public and the investment community.

  The Company had hoped to capitalize on the large number of IPO(s) and startup Hi-Tech and Internet companies looking to establish a corporate profile and recognition, not only among investors, but also with customers and potential employees. Additionally, with the advance of technology, particularly the Internet, corporations have to be able to communicate to individual investors who no longer rely on the traditional broker relationship for their investing decisions. One of the Company's objectives was to help corporations reach this new investing group with accurate, updated, informative information of its clientele. The Company does not, however, provide any investment advice on its clients to anyone.

  By offering investor and public relations services, the Company alleviated the need for its clients to have a full time investor relations staff or deal with the volume of telephone and other inquires as to the client's business and financial position. The Company acted as an intermediary in not only disseminating information on clients, but also in handling inquires into the client's status.

  The Company had initially focused on the small and micro-cap public corporations, which do not have the personnel or funds to establish investor and public relations departments. These corporations are readily identifiable and due to their public status have an established need to communicate with and inform their shareholders. Many of these companies are classified as "small cap" or "micro-cap" stock, which have trouble getting recognized by investors and responding to investor inquiries. The Company assisted these small corporations by developing a corporate message and profile, which it updated monthly or quarterly as needed, as well as disseminated press kits, public information and press releases.

  The Company had expanded its focus to search for non-public corporations, which were trying to create a corporate identity and differentiate themselves from competitors. Many of these corporations are in the Hi-Tech and Internet business, which is becoming crowded and more difficult to attract customers.

  On December 8, 1999, the Company ceased operations.

  The Company is currently looking for new business opportunities.

Operations

  Since inception, several corporations hired the Company to assist in public and investor relations. The Company through the efforts of its President, Robert Deller, relied on trade shows and networking to attract new clients.
As the Company was relatively new and small compared to many of its competitors, the Company had to rely on relationships created by Mr. Deller to bring in new clientele.

  The Company's investor and public relations services included preparing press kits, handling the preparation and dissemination of press releases, coordinating with printers the client's annual and quarterly reports, as well as, proxy materials. The Company worked as an intermediary between the investment community and officers of the corporation often scheduling conference calls with brokerage houses and road shows for officers and directors of corporations to meet brokers and other members of the investment community.

  The Company also helped establish a corporate image for its clients in their community and industry. This corporate image is particularly important in helping clients obtain work and attract qualified employees in their field. The Company assisted corporations in having articles published in trade journals, establishing an internet site, having articles placed in local papers, and preparing trade show materials and displays.

  Since the Company did not attract sufficient clients to meet its obligations, it was forced to cease operations and to look for other business opportunities given its current lack of funding. It may be difficult for the Company to pursue any other business or reorganization opportunities. The Company was down to two employees including its President, Robert Deller, who had been funding the Company. Mr. Deller is currently evaluating the probability of future success of the Company given its current financial position. Although Mr. Deller has kept the Company viable as an entity since it was forced to terminate operations, the future direction of the Company is uncertain.

  Management will attempt to keep its options open as to ways to make the Company profitable. Since the Company was forced to close its investor and public relations business, the Company will endeavor to seek other opportunities to help provide and preserve shareholder value. As the Company has only limited resources, it may be difficult to find profitable business or reorganization opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

Competition and Markets

  The Company's initial focus was on "small cap" or "micro cap" companies, which tended to be relatively small in size and cannot afford to have a full time staff of investment and public relations' personnel. Additionally, with the number of recent IPO's and the increasing number of Internet companies which tend to be smaller in size entering into the public marketplace, the Company felt there was a readily identifiable potential pool of clients. As the Company initiated its business plan, the Company had expanded its marketing efforts to include non-public companies, particularly in the high tech and Internet fields, who were looking to create a distinctive corporate image.

  The marketplace for investor and public relations companies is very competitive and dominated by several very large companies who work with most of the larger corporations. In addition to the large investor and public relation firms, there are many smaller investor and public relations firms specializing in certain industries or geographical areas.

  The Company was at a competitive disadvantage in comparison to most of the large financial relation firms, as well as with many of the smaller firms. Management of the Company was relatively new to the business and has not had the time to develop the contacts that many of these other firms have established. Additionally, new firms continually enter into the financial relations business as there are few barriers to entry. The Company relied on the business contacts of its President, Robert Deller, for the majority of its clientele. If the Company was to be successful, it would have had to be able to develop better ways to compete or distinguish itself from the crowded financial relations' business field.

  Due to the fact that the Company was not able to compete and obtain enough business in this industry, it ceased operations on December 8,1999.

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

  The Securities and Exchange Commission has created rules that limit the ability of financial relations firms to accept stock in companies which they represent. These rules have not affected the Company's business as it did not rely on the revenues from the sale of stock in corporations it represents. The Company relied on the cash payments from its clients.

Item 2.  Description of Property

  The Company currently does not have any real property and only leases its offices. Its offices are located at 9645 Gateway Drive, Suite B, Reno, Nevada 89511. This lease ran through July 31, 2000, and was at a monthly rental amount of $1,747. The Company believed its current office space was adequate for current and future needs. The President of the Company assumed the lease at the time of ceasing of operation December 8, 1999.

Item 3.  Legal Proceedings

  The Company is not, and has not been, involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

  (a)	Market Information.

       The securities of the Company has been listed on the over-the-counter market, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board.

  (b) The number of record holders of the Common Shares on June 30, 2000 was approximately 55.

  (c) Dividends.

       The Company has paid no dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

  The Company was formed in 1996 to engage in public and investor relations. Realizing that the Company needed operating capital to effectively execute its proposed business plan, the Company engaged in an offering in 1997 raising $100,000. These funds had helped the Company stay in business and attract additional clients. Although the Company had generated revenue, the Company remained unprofitable, which predicated the cessation of operations in December 1999.

Plan of Operations

  The Company operated in a very competitive environment often competing for the same clients with well established and larger financial and investor relations firms. This competition had resulted in pressure on its revenue stream with the Company often having to not only qualify with a potential client from a professional and concept basis, but with a competitive bid on projects. Clients were generated through personal contacts of the Company's President, Robert Deller. By only having one person generating clients, the Company had been slowed in its growth, often not having the personnel to capitalize on and retain potential clients. The Company did not anticipate that it would be able to hire any additional employees unless several more clients were retained and some of the Company's debt was paid. Accordingly, revenue growth was slow over the last twelve months until operations ceased on December 8, 1999.

  The Company was service based receiving its revenue from corporate clientele from whom the Company provided investor and public relation services. Typically, the Company operated off of a flat fee structure with monthly payments from its clients. The Company was also reimbursed for any hard costs incurred in representing its clients for such items as printing and travel.

  The Company's expenses exceeded its revenues. The Company anticipated that it would take time to generate sufficient revenue to meet its expenses as it was entering into a new business field; however, the client generation has been slower than expected. Management believed that the client generation would accelerate along with revenue. Additional clients could not be attracted and the Company was forced to cease operations. Prior to ceasing operations, the Company examined the potential other business opportunities. If the Company is forced to examine other businesses, current shareholders may not have the opportunity to vote or decide on the new business or direction of the Company. Additionally, the future success of the Company and any other business it may engage in would also be hindered by the Company's lack of funding.

Liquidity and Capital Resources

  At June 30, 1999, the Company had current assets of $9,458 with current liabilities of $219,194 resulting in a working capital deficit of $209,736.
The majority of the current liabilities, $129,592, were loans from the Company's President Robert Deller. Excluding the related party loan from Mr. Deller, the Company had $89,602 in expenses that were due or would shortly come due. Additionally, $51,302 of the funds loaned by Mr. Deller to the Company was from Mr. Deller's personal credit cards, which the Company had been paying on a monthly basis.

  The Company was not able to pay its existing obligations from its revenue.
Mr. Deller had indicated that he would continue to attempt to fund the Company, but he had also indicated that his ability to continue to provide personal financing of the Company was limited. Since the end of the Company's fiscal year in June 30, 1999, Mr. Deller's had loaned the Company an additional $7,600. Since the Company's revenues did not improve, the Company had to cease operations when the Company was unable to find additional business opportunities. Because of the continued losses and lack of financing, the Company's financial statements contain a "going concern" qualification.

  Since June 30, 1998, accounts payables, payroll and other accrued liabilities have increased from $31,700 to $89,602. The Company's revenues could not pay for all of these accrued liabilities and the Company ceased all operations December 8, 1999, with the President of the Company assuming all liabilities. There were no assurances that the Company would be successful in finding financing to cover the liabilities. Since funding was not obtained, the Company did not have the ability to pursue new clients or to properly service existing clientele.

Results of Operations

  The Company had been unprofitable since its formation in 1996. From its inception in August 1996 until June 30, 1999, the Company lost a total of $289,684. During this time, the majority of the activities of the Company focused on its organization, raising funds and commencing limited operations. Since June 30, 1997, the Company had been more aggressive in pursuing its business plan and soliciting clients. As a result operating expenses had increased substantially from $88,680 in expenses through June 30, 1997, to $255,946 in expenses for the fiscal year ended June 30, 1998 and $183,031 in 1999. The majority of these new expenses related to employee costs, advertisement and travel cost and to increased office overhead. Expenses decreased in 1999 as the Company reduced staff and traveling expenses to save money.

  For the year ended June 30, 2000, and only through December 31, 2000, revenues decreased to $40,984, as the Company was not able to attract new clientele. The decrease in revenues resulted in a net loss of $40,144.
As a result of this loss, all of the funds raised in the Company's offering were used and the Company's President, Robert Deller, was forced to keep the Company going through his personal funding of the shortfalls until it ceased operations on December 9, 1999.

Year 2000 Computer Problem

  The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. As the Company is service based, the Company did not depend on inventory or the sale of goods and did not experience any Y2K problems. The Company's computer system is PC based and had been updated with the latest software. Additionally, the Company had all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

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

PART III

Item 10. Directors, Executives Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The names of the Company's sole executive officer and director and the positions held by him are set forth below:

                    Age as of
Name              June 30, 2000       Position            Position Held Since
---------------- --------------- ----------------------   --------------------
Robert R. Deller       44        President and Director      August 9, 1996

Kenneth E. Bedell      60        Secretary and Director      August 9, 1996

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

  Robert R. Deller, age 44, founded the Company in 1996 and has been its President since inception. Prior to founding the Company, Mr. Deller was an independent insurance agent for Country Companies Insurance where he received the professional designation LUTCF. Mr. Deller has also been an officer and director of USA Gold Mines, Inc. since 1991. Mr. Deller attended the University of Alabama where he obtained a B.A. degree in 1979.

Kenneth E. Bedell, age 60, attended and graduated from the public school system in northern New Jersey. Mr. Bedell attended New York University where he obtained a B.S. degree in 1969. From 1967-1994 Mr. Bedell was employed as a controller for the United Federation of Teachers of New York City, New York. Mr. Bedell took an early retirement and became an Independent Financial Consultant in 1994. Mr. Bedell is currently an Independent Financial Consultant.

Item 11. Executive Compensation

  The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at June 30, 2000, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                                      ----------------------

                     Annual Compensation               Awards       Payouts
                     -------------------               ------       --------
                                                  Other      Restricted
Name and                                         Annual    Stock   Options   LTIP
All other
Principal       Position    Salary  Bonus($) Compensation Awards   /SARs    Payout
Compensation      Year
----------------  ----     -------  -------- ------------ ------   -------  ------
Robert R. Deller  2000         -0-       -0-          -0-    -0-       -0-      -0-
President and CEO 1999         -0-       -0-          -0-    -0-       -0-      -0-
                  1998(1)  $18,000       -0-          -0-    -0-       -0-      -0-
                  1997     $54,000       -0-          -0-    -0-       -0-      -0-
                  1996         -0-       -0-          -0-    -0-       -0-      -0-

_________________
(1) Mr. Deller's base salary is $54,000 per year. In 1998, Mr. Deller did not take a salary for several months. The Company had indicated that when funds are available, they would pay Mr. Deller for the salary that he was unable to take in 1998 through 2000.

Options/SAR Grants in Last Fiscal Year

  The Company had never granted options or stock appreciation rights.

Bonuses and Deferred Compensation

  None

Compensation Pursuant to Plans

  The Company did not have any compensation or option plans.

Pension Table

  Not Applicable

Other Compensation

  None

Compensation of Directors

  Currently, the two directors of the Company are Robert R. Deller and Kenneth
E. Bedell who receive no additional compensation for being a director of the Company.

Termination of Employment and Change of Control Arrangement

  There are not presently, nor are there anticipated, any agreements regarding change of control of the Company.

Officer and Director Remuneration

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 1,500,000 shares of the Company's common stock outstanding at October 12, 2000, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of                Name and Address               Amount and Nature of  Percent
Class of
Beneficial Owner
Principal Shareholders
----------------------  ------------------             --------------------  -------
Common                  Robert R. Deller
                        9645 Gateway Drive
                        Suite B
                        Reno, Nevada 89511             500,000               33.33%

Common                  Barbara Bruce
                        545 McDonald Drive
                        Incline Village, Nevada 89451  100,000               6.67%

Common                  Thomas E. Hofer
                        P.O. Box 3431
                        Carefree, Arizona 85377        100,000               6.67%

Common                  Jeff Holmes
                        P.O. Box 111207
                        Zephyr Cove, Nevada 89448      100,000               6.67%

Common                  Joe Thomas
                        3791 East Adonis Drive
                        Salt Lake City, Utah 84124      99,000               6.60%

Common                  Kahalil P. Thomas
                        8200 Horseshoe Bend Land
                        Las Vegas, Nevada 89113         87,500               5.83%

Officers, Directors and Nominees

Common                  Robert R. Deller,
                        President and Director          ---------See Above---------

All Officers, Directors, and
Nominees as a Group (1 Person)                         100,000               33.33%


Item 13. Certain Relationships and Related Transactions

  Robert Deller, the Company's President, had loaned the Company approximately
$129,592. These loans consisted of $78,290, which is at an interest rate of ten percent per annum and was due and payable on demand. Additionally, Mr. Deller had allowed the Company to borrow and receive cash advances on his personal credit cards totaling $51,302. The Corporation had been making all payments on the funds borrowed on the credit cards. These debts were forgiven for the transfer of all the assets and operations of the Company from the ceasing of operations.

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

Item 14. Financial Statements, Exhibits and Reports on Form 8-K.

I.  List of Financial Statements and Exhibits

   1.  List of Financial Statements:

       (a)  Balance Sheets as of June 30, 2000 and 1999.

       (b)  Statements of Operations for the Years ended June 30, 2000 and 1999.

       (c)  Statements of Stockholders' Equity/(Deficit) for the Years ended
            June 30, 2000 and 1999.

       (d)  Consolidated Statements of Cash Flows for the Years ended June 30,
            2000 and 1999.

       (e)  Notes to Consolidated Financial Statements.

II.	Reports on Form 8-K.

      None


Financial Statements and Supplementary Data:

CONTENTS                                                                 PAGE

_  Independent Auditor's Report............................................16

_  Balance Sheets, June 30, 2000 and 1999..................................17

_  Statements of Operations for the years ended June 30, 2000 and 1999.....18

_  Statements of Stockholders' Equity, from July 1, 1998, through
   June 30, 2000...........................................................19

_  Statements of Cash Flows for the years ended June 30, 2000 and 1999.....20

_  Notes to Financial Statements...........................................21


                       NETWORK INVESTOR COMMUNICATIONS INC.

                               FINANCIAL STATEMENTS

                              JUNE 30, 2000 AND 1999


                       NETWORK INVESTOR COMMUNICATIONS INC.

                                      CONTENTS
                                                                         PAGE
INDEPENDENT AUDITOR'S REPORT................................................1

FINANCIAL STATEMENTS

  Balance Sheets............................................................2

  Statements of Operations..................................................3

  Statements of Stockholders' Equity........................................4

  Statements of Cash Flows..................................................5

  Notes to Financial Statements.............................................6-9



INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Network Investor Communications Inc.

I have audited the balance sheets of Network Investor Communications Inc.
as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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


In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Investor
Communications Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses, requiring capital infusions, and has limited working capital and has ceased operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
October 4, 2000

                    NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEET
                           JUNE 30, 2000 AND 1999

                                   ASSETS

                                                  June 30,         June 30,
                                                    2000             1999
                                                ------------     ------------
CURRENT ASSETS:
  Cash                                          $          -     $      1,470
  Accounts receivable, net of allowance for
   doubtful accounts of $46,982 at June 30, 1999           -              961
  Employee advances                                        -              902
  Marketable securities-available for sale                 -            6,125
                                                ------------     ------------

    Total Current Assets                                   -            9,458
                                                ------------     ------------

PROPERTY AND EQUIPMENT, NET                                -           13,770
                                                ------------     ------------
OTHER ASSETS

  Deposits                                                 -            2,475
  Organization costs, net of amortization
   of $3,587 at June 30, 1999                              -            2,563
  Customer lists, net of amortization of $261
   at June 30, 1999                                        -            1,079
                                                ------------     ------------

    Total Other Assets                                     -            6,117
                                                ------------     ------------

TOTAL ASSETS                                    $          -     $     29,345
                                                ============     ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                              $          -     $      7,971
  Shareholder loan                                         -          129,592
  Payroll and other accrued liabilities                7,261           81,631
                                                ------------     ------------
             Total Current Liabilities                 7,261          219,194
                                                ------------     ------------

STOCKHOLDERS' EQUITY/(DEFICIT):
  Common stock, $.001 par value;
   50,000,000 shares authorized; 1,500,000
   shares issued and outstanding                       1,500            1,500
  Additional paid-in capital                         321,067          102,801
  Accumulated other comprehensive (loss)                   -           (4,466)
  Retained earnings (deficit)                       (329,828)        (289,684)
                                                ------------     ------------

     Total Stockholders' Equity(Deficit)              (7,261)        (189,849)
                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -     $     29,345
                                                ============     ============

                    NETWORK INVESTOR COMMUNICATIONS INC.
                           STATEMENT OF OPERATIONS

                                                     For the Year Ended
                                                           June 30,
                                               ------------------------------
                                                  2000               1999
                                               --------------  --------------
SALES                                          $       40,984  $       90,044
                                               --------------  --------------
EXPENSES:
  General and administrative                           69,543         177,166
  Depreciation and amortization                         2,643           5,865
                                               --------------  --------------

TOTAL OPERATING EXPENSES                               72,186         183,031
                                               --------------  --------------

Net (loss) before other items                         (31,202)        (92,987)
                                               --------------  --------------

OTHER INCOME (EXPENSE)
  Interest expense                                     (8,942)        (15,744)
                                               --------------  --------------

TOTAL OTHER INCOME(EXPENSE)                            (8,942)        (15,744)
                                               --------------  --------------

NET (LOSS) BEFORE INCOME TAXES                        (40,144)       (108,731)

PROVISIONS FOR INCOME TAXES                                 -               -
                                               --------------  --------------

NET (LOSS)                                     $      (40,144) $     (108,731)
                                               ==============  ==============

EARNINGS (LOSS) PER SHARE
  Net (loss)                                   $        (0.03) $        (0.07)
                                               ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,500,000       1,500,000
                                               ==============  ==============

                    NETWORK INVESTOR COMMUNICATIONS INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                           Accumulated
                                                                                              Other
                                      Capital Stock          Additional       Retained     Comprehensive
                                 ------------------------      Paid-In        Earnings       Earnings
                                    Shares       Amount        Capital        (Deficit)      (Deficit)      Total
                                 ------------  ----------    ------------    -----------   -------------  -----------

BALANCE, July 1, 1998               1,500,000  $    1,500    $    102,801    $  (180,953)  $           -  $   (76,652)

Comprehensive income:
  Net loss for the year ended
   June 30, 1999                            -           -               -       (108,731)              -     (108,731)
  Net unrealized loss on marketable
   securities                               -           -               -              -          (4,466)      (4,466)
  Comprehensive income                      -           -               -              -               -     (113,197)
                                 ------------  ----------    ------------    -----------   -------------  -----------

BALANCE, June 30, 1999              1,500,000       1,500         102,801       (289,684)         (4,466)    (189,849)

Contribution of paid-in capital             -           -         218,266              -               -      218,266

Comprehensive income:
  Net loss for the year ended
   June 30, 2000                            -           -               -        (40,144)              -      (40,144)
  Net unrealized gain on marketable
   securities                               -           -               -              -           4,466        4,466
  Comprehensive income                      -           -               -              -               -      (35,678)
                                 ------------  ----------    ------------    -----------   -------------  -----------

BALANCE, June 30, 2000              1,500,000  $    1,500    $    321,067    $  (329,828)  $           -  $    (7,261)
                                 ============  ==========    ============    ===========   =============  ===========

                    NETWORK INVESTOR COMMUNICATIONS INC.

                         STATEMENTS OF CASH FLOWS

                                                               For the Year Ended
                                                                     June 30,
                                                         ------------------------------
                                                            2000               1999
                                                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Continuing operations
    Net loss                                             $      (40,144) $     (108,731)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                               2,643           5,865
      Contribution of additional paid-in capital                    800               -
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                  181          13,612
        (Increase) decrease in employee advances                 (2,026)           (902)
        (Increase) in marketable securities-Trading                   -         (10,591)
        Increase in accounts payable and accrued liabilities     33,577          57,903
                                                         --------------  --------------

        Net cash (used) in operating activities                  (4,969)        (42,844)
                                                         --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash assumed by officer and director                              (66)              -
                                                         --------------  --------------

    Net cash used in investing activities                           (66)              -
                                                         --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder loan-net                                            3,565          44,130
                                                         --------------  --------------

    Net cash provided by financing activities                     3,565          44,130
                                                         --------------  --------------

    Net Increase (decrease) in Cash                              (1,470)          1,286

CASH AT BEGINNING PERIOD                                          1,470             184
                                                         --------------  --------------

CASH AT END OF PERIOD                                    $            -  $        1,470
                                                         ==============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                                       $        8,942  $       15,744
                                                         ==============  ==============

  Income taxes                                           $            -  $            -
                                                         ==============  ==============

SUPPLEMENTAL NONMONETARY TRANSACTION
  Officer and director assets and liabilities
   assumption and debt forgiveness.                      $      217,532  $            -
                                                         ==============  ==============

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Network Investor Communications Inc. (the Company) was founded on August 9, 1996 and was engaged in the business of providing investor relation services to public companies. The Company ceased operations in December 1999 and is currently seeking business opportunities. The Company's office is located in Reno, Nevada.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the accompanying financial statements follows:

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is determined using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from five to thirty-one and a half years.

Intangible Assets - The costs incurred with the organization of the Company have been capitalized and were amortized over five years using the straight-line method.

The costs incurred to acquired certain client lists for the Company were capitalized and were amortized over fifteen years using the straight-line method.

Earnings (Loss) Per Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, only basic earnings per share is presented in the financial statements.

Concentrations of Credit Risk - The Company sells its services to public companies in the U.S. and certain Foreign Countries. The Company extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. Total revenue came from four customers in 2000 and 1999.

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - Effective from inception Network Investor Communications Inc. adopted SFAS No. 109, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes.
The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Statement of Cash Flows - The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income. Accumulated other comprehensive income, loss or zero value shown in the statements of stockholders' equity at June 30, 2000 and 1999, is solely comprised of the accumulated unrealized change in gains and losses on marketable securities. There was no comprehensive income prior to June 30, 1999.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   June 30,       June 30,
                                                     2000           1999
                                                  ----------     ----------
Office equipment and furniture                    $        -     $    5,492
Computer equipment                                         -         15,490
Leasehold improvements                                     -          1,862
                                                  ----------     ----------
                                                           -         22,844
Less - Accumulated depreciation                            -          9,074
                                                  ----------     ----------
                                                  $        -     $   13,770
                                                  ==========     ==========

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The Company has experienced losses of $329,828 from inception through June 30, 2000. The Company also has experienced operating capital needs and shortfalls requiring loans and the issuance of its common stock for capital infusion to meet cash needs on a regular basis. Also, the Company ceased operations in December of 1999 as explained in Note 8. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their current efforts will provide the corporation with the ability to continue in existence. The Company from January to June 2000 has been dormant. Management has paid for the costs to maintain the Company's existence and Nevada Corporate standing and plans to do so in the future. Management currently is seeking new business activities that will provide net income and cash flows for the Company and its shareholders.

NOTE 5 - INCOME TAXES

Income tax expense consists of the following components:

                                          2000             1999
                                       ----------       ----------
Current                                $        -       $        -
Deferred                                        -            1,409
Valuation allowance                             -           (1,409)
                                       ----------       ----------
                                       $        -       $        -
                                       ==========       ==========

The deferred tax liability at June 30, 1999, was due to the use of accelerated depreciation for tax purposes. For tax return purposes the Company has estimated net operating loss carryforwards (NOL) of $328,334 and $288,325 at June 30, 2000 and 1999, respectively. The NOL expires between the years 2012 and 2019. A valuation allowance of $111,634 and $98,031 for the years 2000 and 1999 respectively have been established for those credits, which are not, expected to be realized. The change in the NOL allowance in 2000 was $13,603.

NOTE 6 - OPERATING LEASES

The Company leased office space in Reno, Nevada under an operating lease, which expires in July 2000. The monthly lease payment was $1,747. The Company had an option to extend the lease for two years. The option was required to be exercised 30 days before the lease ended. The new payment under the extension option was $1,922. Rental expense under facility operating leases was $10,482 for 2000.

The above office lease and certain office equipment operating leases with remaining periods form one to two years were assumed by an officer and director of the Company after the ceasing of operations as disclosed in Note 8.

                    NETWORK INVESTOR COMMUNICATIONS INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

The President of the Company made certain loans to the Company until December 31, 1999. The cash loans accrued interest at an annual rate of ten percent per annum. Additionally, the officer allowed the company to obtain credit and advances against certain credit cards under his personal name. The Company made all payments against these credit cards and paid the related finance charges made by the credit card companies until December 31, 1999.

These debts were forgiven for the transfer of all the assets and operations of the Company from the ceasing of operations as disclosed in Note 8. During January to June 2000, the President of the Company paid expenses of $800 to maintain the Company's existence. These payments have been added to additional paid-in capital. An additional amount of $217,466 was also added to additional paid-in capital due to a transaction with the Company's President as explained in Note 8. Thus, for the year ended June 30, 2000, the total added to additional paid-in capital for the above transactions was $218,266.

NOTE 8 - CEASING OF OPERATIONS

Network Investor Communications Inc. was unable to continue business as a Corporate/Investor Relations firm and ceased operations with an effective measurement date of December 31, 1999, and with a disposal date of December 8, 1999.

The Company's President for the transfer of all corporate assets, both tangible and intangible, assumed all liabilities of the Company and forgave any loans to the Company due to him since the Company's inception on August 8, 1996. This transaction was recorded at the book value of the assets and liabilities assumed and the loans forgiven. The net amount of $217,466 was added to additional paid -in capital.

NOTE 9 - MARKETABLE SECURITIES

Marketable securities held at December 8, 1999, were assumed by an Officer and Director of the Company at their book value, which was a cost of $10,591.

NOTE 10 - SUBSEQUENT EVENT

The Company has signed a letter of intent and the Board of Directors has authorized management to further negotiate a definitive agreement for the purchase of shares by an individual and the issuance of shares to a consultant group. Terms of the proposal would have the Company execute a 3.75-for-1 reverse split of its shares to 400,000 shares post-split; issue 2,000,000 post-split shares to an individual at $.15 per share for $300,000; and issue 200,000 post-split shares to a consultant group for services rendered. After these transactions are completed, the Company's management would resign and new management would be nominated. Also, provisions of the proposal outline in general terms how the $300,000 would be used by the Company.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK INVESTOR COMMUNICATIONS INC.

Date:    October 11, 2000

By: /S/  ROBERT R. DELLER
         ---------------------
         Robert R. Deller
         President and Director