Form 10QSB
period 2000-09-30
NETWORK INVESTOR COMMUNICATIONS INC
filed 2000-11-29
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                  FORM 10-QSB

                                  (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of November 11, 2000, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                      NETWORK INVESTOR COMMUNICATIONS INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of September 30, 2000 and
           June 30, 2000...................................................  4

           Condensed Statements of Operations for the Three
           Months Ended September 30, 2000 and 1999........................  5

           Condensed Statements of Cash Flows for the Three
           Months Ended September 30, 2000 and 1999........................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Three Months Ended September 30, 2000 and
           July 1, 1999 through June 30, 2000..............................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

PART II - OTHER INFORMATION................................................ 11

  Item 5. Other Information................................................ 11

SIGNATURES................................................................. 11

                      NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                (Unaudited)

                                   ASSETS

                                                  September 30,       June 30,
                                                      2000              2000
                                                 -------------    ------------
CURRENT ASSETS
     Cash                                         $           -    $          -
                                                  -------------    ------------
            Total Current Assets                              -               -
                                                  -------------    ------------
TOTAL ASSETS                                      $           -    $          -
                                                  =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                           $       1,500    $          -
     Payroll and other accrued liabilities              7,500           7,261
                                                -------------    ------------
             Total Current Liabilities                  9,000           7,261
                                                -------------    ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
     Capital stock, $.001 par value;
       50,000,000 shares authorized; 1,500,000
       shares issued and outstanding                    1,500           1,500
     Additional paid-in capital                       322,567         321,067
     Retained earnings (deficit)                     (333,067)       (329,828)
                                                -------------    ------------
            Total Stockholders' Equity(Deficit)        (9,000)         (7,261)
                                                -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -    $          -
                                                =============    ============

        >
                                   PAGE 4

                    NETWORK INVESTOR COMMUNICATIONS INC.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                      For the         For the
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       2000            1999
                                                  -------------    ------------
SALES                                             $           -    $     11,229
                                                  -------------    ------------
EXPENSES
     General and administrative                           3,239          32,699
     Depreciation and amortization                            -           1,055
                                                  -------------    ------------
TOTAL OPERATING EXPENSES                                  3,239          33,754
                                                  -------------    ------------
Net (loss) before other items                            (3,239)        (22,525)
                                                  -------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                                         -          (4,031)
                                                  -------------    ------------
NET (LOSS) BEFORE TAXES                                  (3,239)        (26,556)

PROVISIONS FOR INCOME TAXES                                   -               -
                                                  -------------    ------------
NET (LOSS)                                        $      (3,239)   $    (26,556)
                                                  =============    ============
EARNINGS (LOSS) PER SHARE
  Income(loss) from continuing operations
    before extraordinary items                    $       (0.00)   $      (0.02)
                                                  =============    ============
  Extraordinary items                             $       (0.00)   $      (0.00)
                                                  =============    ============
  Net income                                      $       (0.00)   $      (0.02)
                                                  =============    ============
EARNINGS (LOSS) PER SHARE-ASSUMING DILUTION
  Income(loss) from continuing operations
    before extraordinary items                    $       (0.00)   $      (0.02)
                                                  =============    ============
  Extraordinary items                             $       (0.00)   $      (0.00)
                                                  =============    ============
  Net income                                      $       (0.00)   $      (0.02)
                                                  =============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                   1,500,000       1,500,000
                                                  =============    ============

                                  PAGE 5

                   NETWORK INVESTOR COMMUNICATIONS INC.

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    For the        For the
                                                  Three Months   Three Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      2000             1999
                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $      (3,239)   $    (26,556)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                           -           1,055
      Contribution of additional paid-in capital          1,500               -
    Changes in assets and liabilities:
      (Increase) in accounts receivable                       -            (607)
      Increase in accounts payable and accrued
      liabilities                                         1,739          16,827
                                                  -------------    ------------
         Net cash used in operating activities                -          (9,281)
                                                  -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan-net                                     -           7,786
                                                  -------------    ------------
         Net cash provided by financing activities            -           7,786
                                                  -------------    ------------
         Net Increase (decrease) in Cash                      -          (1,495)

CASH AT BEGINNING PERIOD                                      -           1,470
                                                  -------------    ------------
CASH AT END OF PERIOD                             $           -    $        (25)
                                                  =============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense                             $           -    $      4,031
                                                  =============    ============

                                   PAGE 6

                    NETWORK INVESTOR COMMUNICATIONS INC.

                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                 AND JULY 1, 1999 THROUGH JUNE 30, 2000
                                (Unaudited)

                                                Capital Stock           Accumulated
                                          ---------------------------     Deficit         Total
                                             Shares         Amount
                                          ------------   ------------   ------------   ------------
BALANCE, July 1, 1999                        1,500,000     $  104,301    $  (294,150)   $  (189,849)

Contribution of paid-in capital                      -        218,266              -        218,266
Net loss for the year ended
     June 30, 2000                                   -              -        (35,678)       (35,678)
                                            ----------     ----------   ------------    -----------
BALANCE, June 30, 2000                       1,500,000        322,567       (329,828)        (7,261)

Contribution of paid-in capital                      -          1,500              -          1,500

Net loss for the three months
     ended September 30, 2000                        -              -        (3,239)         (3,239)
                                            ----------     ----------   -----------     -----------

BALANCE, September 30, 2000                  1,500,000     $  324,067   $  (333,067)    $    (9,000)
                                            ==========     ==========   ===========     ===========

                                   PAGE 7

                    NETWORK INVESTOR COMMUNICATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000

                               (UNAUDITED)

1.	The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended
June 30, 2000. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2.	The results of operations for the three months ended
September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the preceding fiscal year. During the second quarter of the prior fiscal year the Company had sought to expand its business by obtaining and securing clients in the investor relations market. This was the primary business and focus of the Company. However, due to the lack of revenues and the costs associated with the operation of the Company, the Company ceased operations in the second quarter of the Company's prior fiscal year. The Company transferred all of the assets including fixed assets, customer contracts and other intangibles for the moneys owed to the principal officer and director of the Company, plus the assumption of any other liabilities and commitments the Company had contracted for in its operations. The resulting effect was a $218,266 contribution of capital from the disposition of such assets. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 2000, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended September 30, 2000.

LIQUIDITY

During the three months ended September 30, 2000, the Company's working capital remained substantially unchanged. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company in the second quarter of the Company's prior fiscal year and the ceasing of operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful.

The Company has entered into an agreement to provide working capital For the Company as further described in Part II, Item 5.

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

The Company was previously funded by an officer and director of the Company. This was by the deferral of the officer's compensation and the lending of certain monies to the Company for ten percent demand notes. These debts were offset against the capital assets transferred to the principle officer and director of the Company.

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

The Company has entered into an agreement to provide working capital For the Company as further described in Part II, Item 5.

OPERATIONS

In the previous year ended June 30, 2000, the Company had been seeking new clients and long term contracts with existing clients. During the quarter ended December 31, 1999, the Company ceased its prior operations, was released from all of its debt and obligations for the transfer of all the assets of the Company and is seeking a new operation for the Company. The Company had not obtained or identified a new operation during the current quarter.

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

NONE

FORWARD-LOOKING STATEMENTS

The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

In an effort to provide the Company with working capital the Company has entered an agreement in principal with a private investor. Under the terms of the agreement, the Company will reverse split its shares on a 1 for 3.75 basis. Following the reverse split, Mr. Frank DeLape or his assignees will purchase 3,000,000 shares of the Company's authorized, but un-issued, common stock in exchange for $300,000 cash. In addition, two consultants who helped to facilitate the exchange will purchase a total of 200,000 shares of the Company newly issued restricted common stock at the price of .001 per share.

Following the proposed exchange, the Company will have a total 3,600,000 Common shares issued and outstanding of which 3,200,000 will be newly issued restricted shares and 400,000 shares will be owned by the historical shareholders of Network Investor Communications Inc.

The Company has not completed the transaction at this time and offers no assurance that it will complete this transaction in the future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK INVESTOR COMMUNICATIONS INC.
Date:  November 29, 2000

By: /S/  ROBERT R. DELLER
         ----------------
         Robert R. Deller
         President and Director