Form 10QSB
period 2000-12-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2001-02-14
CIK 1034777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                  FORM 10-QSB

                                  (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

As of February 12, 2001, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                      NETWORK INVESTOR COMMUNICATIONS INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements

           Condensed Balance Sheets as of December 31, 2000 and
           June 30, 2000...................................................  4

           Condensed Statements of Operations for the Six and Three
           Months Ended December 31, 2000 and 1999.........................  5

           Condensed Statements of Cash Flows for the Six and Three
           Months Ended December 31, 2000 and 1999.........................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Six Months Ended December 31, 2000 and
           July 1, 2000 through December 31, 2000..........................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

PART II - OTHER INFORMATION................................................ 11

  Item 5. Other Information................................................ 11

SIGNATURES................................................................. 11

                     NETWORK INVESTOR COMMUNICATIONS INC.

                               BALANCE SHEETS
                      DECEMBER 31, 2000 AND JUNE 30, 2000
                                (Unaudited)

                                   ASSETS

                                                  December 31,      June 30,
                                                      2000            2000
                                                  -------------    ------------
CURRENT ASSETS
     Cash                                         $           -    $          -
                                                  -------------    ------------
            Total Current Assets                              -               -
                                                  -------------    ------------
TOTAL ASSETS                                      $           -    $          -
                                                  =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                             $       6,694    $          -
     Payroll and other accrued liabilities                8,000           7,261
                                                  -------------    ------------
             Total Current Liabilities                   14,694           7,261
                                                  -------------    ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
     Capital stock, $.001 par value;
       50,000,000 shares authorized; 1,500,000
       shares issued and outstanding                      1,500           1,500
     Additional paid-in capital                         322,567         321,067
     Retained earnings (deficit)                       (338,761)       (329,828)
                                                  -------------    ------------
            Total Stockholders' Equity(Deficit)         (14,694)         (7,261)
                                                  -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $           -    $          -
                                                  =============    ============


                    NETWORK INVESTOR COMMUNICATIONS INC.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                        For the        For the        For the        For the
                                      Six Months     Six Months    Three Months   Three Months
                                         Ended          Ended          Ended          Ended
                                     December 31,   December 31,   December 31,   December 31,
                                         2000           1999           2000           1999
                                     ------------   ------------   ------------   ------------
SALES                                $          -   $     40,984   $          -   $     29,755
                                     ------------   ------------   ------------   ------------
EXPENSES:
  General and administrative                8,933         68,743          5,694         36,044
  Depreciation and amortization                 -          2,643              -          1,588
                                     ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                    8,933         71,386          5,694         37,632
                                     ------------   ------------   ------------   ------------
Net (loss) before other items              (8,933)       (30,402)        (5,694)        (7,877)

OTHER INCOME (EXPENSE)
  Interest expense                              -          8,942              -          4,911
                                     ------------   ------------   ------------   ------------
NET (LOSS) BEFORE INCOME TAXES             (8,933)       (39,344)        (5,694)       (12,788)

PROVISIONS FOR INCOME TAXES                     -              -              -              -
                                     ------------   ------------   ------------   ------------
NET INCOME/(LOSS)                    $     (8,933)  $    (39,344)  $     (5,694)  $    (12,788)
                                     ============   ============   ============   ============
EARNINGS (LOSS) PER SHARE            $      (0.01)  $      (0.03)  $       0.00   $      (0.01)
                                     ============   ============   ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                           1,500,000      1,500,000      1,500,000      1,500,000
                                     ============   ============   ============   ============

                   NETWORK INVESTOR COMMUNICATIONS INC.

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                            For the        For the        For the        For the
                                           Six Months     Six Months    Three Months   Three Months
                                             Ended          Ended          Ended          Ended
                                          December 31,   December 31,   December 31,   December 31,
                                              2000           1999           2000           1999
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $      (8,933)  $     (8,933)  $     (5,694)  $    (12,788)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      -          2,643              -          1,588
  Contribution of additional paid-in capital     1,500              -              -              -
  Changes in assets and liabilities:
   (Increase) decrease in
    accounts receivable                              -            181              -            788
   (Increase) decrease in employee advances          -         (2,026)             -         (2,026)
   Increase in accounts payable
    and accrued Liabilities                      7,433         33,577          5,694         16,750
                                          ------------   ------------   ------------   ------------

   Net cash used in operating activities             -         (4,969)             -          4,312
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash assumed by officer and director                -            (66)             -            (66)
                                          ------------   ------------   ------------   ------------
 Net cash used in investing activities               -            (66)             -            (66)
                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Shareholder loan-net                                -          3,565              -         (4,221)
                                          ------------   ------------   ------------   ------------
 Net cash provided by financing activities           -          3,565              -         (4,221)
                                          ------------   ------------   ------------   ------------
 Net Increase (decrease) in Cash                     -         (1,470)             -             25

CASH AT BEGINNING PERIOD                  $          -   $      1,470   $          -   $        (25)
                                          ============   ============   ============   ============
CASH AT END OF PERIOD                     $          -   $          -   $          -   $          -
                                          ============   ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest expense                         $          -   $      8,942   $          -   $      4,911
                                          ============   ============   ============   ============
SUPPLEMENTAL NON-MONETARY TRANSACTION     $          -   $      8,942   $          -   $      4,911
                                          ============   ============   ============   ============
 Officer and Director
  assets and liabilities assumptions
  and debt forgiveness                    $          -   $    217,532   $          -   $    217,532
                                          ============   ============   ============   ============

                    NETWORK INVESTOR COMMUNICATIONS INC.

                STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                 AND JULY 1, 1999 THROUGH JUNE 30, 2000
                                (Unaudited)

                                                Capital Stock           Accumulated
                                          ---------------------------     Deficit         Total
                                            Shares         Amount
                                          ------------   ------------   ------------   ------------
BALANCE, July 1, 1999                        1,500,000     $  104,301    $  (294,150)   $  (189,849)

Contribution of paid-in capital                      -        218,266              -        218,266

Net loss for the year ended
  June 30, 2000                                      -              -        (35,678)       (35,678)
                                            ----------     ----------   ------------    -----------
BALANCE, June 30, 2000                       1,500,000        322,567       (329,828)        (7,261)

Contribution of paid-in capital                      -          1,500              -          1,500

Net loss for the six months
  ended December 31, 2000                            -              -        (8,933)         (8,933)
                                            ----------     ----------   -----------     -----------

BALANCE, December 31, 2000                  1,500,000     $  324,067   $  (338,761)    $   (14,694)
                                            ==========     ==========   ===========     ===========


                    NETWORK INVESTOR COMMUNICATIONS INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000

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

2.	The results of operations for the three months ended
December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the preceding fiscal year. During the second quarter of the prior fiscal year the Company had sought to expand its business by obtaining and securing clients in the investor relations market. This was the primary business and focus of the Company. However, due to the lack of revenues and the costs associated with the operation of the Company, the Company ceased operations in the second quarter of the Company's prior fiscal year. The Company transferred all of the assets including fixed assets, customer contracts and other intangibles for the moneys owed to the principal officer and director of the Company, plus the assumption of any other liabilities and commitments the Company had contracted for in its operations. The resulting effect was a $218,266 contribution of capital from the disposition of such assets. The readers of the current unaudited statements are referred to the Company's Annual Report as filed for the fiscal year ended June 30, 2000, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended December 31, 2000.

LIQUIDITY

During the three months ended December 31, 2000, the Company's working capital decreased by $7,433. This was due to certain legal and administrative costs incurred to seek a potential acquisition of an operating entity. Other than these costs the Company's working capital was substantially unchanged. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company in the second quarter of the Company's prior fiscal year and the ceasing of operations. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful.

The Company had entered into an agreement to provide working capital for the Company as further described in Part II, Item 5.

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

The Company was previously funded by the same officer and director of the Company. This was by the deferral of the officer's compensation and the lending of certain monies to the Company for ten percent demand notes. These debts were offset against the capital assets transferred to the principle officer and director of the Company.

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

The Company had entered into an agreement to provide working capital For the Company as further described in Part II, Item 5.

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

YEAR 2000 COMPUTER PROBLEM

The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. As the Company is service based, the Company does not depend on inventory or the sale of goods and did not anticipate any Y2K problems. The Company's computer system is PC based and has been updated with the latest software. Additionally, the Company had all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

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

PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

The agreement with Mr. Frank DeLape was terminated by the Board of Directors as previously entered into.

The Company at this point continues to search for a business opportunity that will provide profitable operations, liquidity, and working capital for the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK INVESTOR COMMUNICATIONS INC.
Date:  February 14, 2001

By: /S/  ROBERT R. DELLER
         ----------------
         Robert R. Deller
         President and Director