Form 10QSB
period 2001-03-31
NETWORK INVESTOR COMMUNICATIONS INC
filed 2001-05-21
CIK 1034777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number: 0-25463

NETWORK INVESTOR COMMUNICATIONS INC.

----------------------------------------------

(Name of Small Business Issuer in its Charter)

Nevada 88-0367792

--------------------------- -------------------

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

4905 Pine Springs Drive, Reno, Nevada 89509

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 15, 2001, 1,500,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format

(Check one): Yes ( ) No (X)


NETWORK INVESTOR COMMUNICATIONS INC.

TABLE OF CONTENTS

Page

----

PART I - FINANCIAL INFORMATION............................................. 4

Item 1. Financial Statements

Condensed Balance Sheets as of March 31, 2001 and

June 30, 2000................................................... 4

Condensed Statements of Operations for the Nine and Three

Months Ended March 31, 2001 and 2000............................ 5

Condensed Statements of Cash Flows for the Nine and Three

Months Ended March 31, 2000 and 2000............................ 6

Condensed Statements of Stockholder's Equity (Deficit)

for the Nine Months Ended March 31, 2001 and

July 1, 1999 through June 30, 2000.............................. 7

Notes to Condensed Financial Statements......................... 8

Item 2. Management's Discussion And Analysis Of Financial Condition


NETWORK INVESTOR COMMUNICATIONS INC.

BALANCE SHEETS

MARCH 31, 2001 AND JUNE 30, 2000

(Unaudited)

ASSETS




March 31, June 30,

2001 2000

------------- ------------


CURRENT ASSETS

Cash $ - $ -

------------- ------------

Total Current Assets - -

------------- ------------

TOTAL ASSETS $ - $ -

============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:

Accounts payable $ 7,194 $ -

Payroll and other accrued liabilities 8,500 7,261

------------- ------------

Total Current Liabilities 15,694 7,261

------------- ------------

STOCKHOLDERS' EQUITY/(DEFICIT):

Capital stock, $.001 par value;

50,000,000 shares authorized; 1,500,000

shares issued and outstanding 1,500 1,500

Additional paid-in capital 322,567 321,067

Retained earnings (deficit) (339,761) (329,828)

------------- ------------

Total Stockholders' Equity(Deficit) (15,694) (7,261)

------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ - $ -

============= ============

<\TABLE>


NETWORK INVESTOR COMMUNICATIONS INC.

STATEMENT OF OPERATIONS

(Unaudited)




For the For the For the For the

Nine Months Nine Months Three Months Three Months

Ended Ended Ended Ended

March 31, March 31, March 31, March 31,

2001 2000 2001 2000

------------ ------------ ------------ ------------


SALES $ - $ 40,984 $ - $ -

------------ ------------ ------------ ------------

EXPENSES:

General and administrative 9,933 69,143 1,000 400

Depreciation and amortization - 2,643 - -

------------ ------------ ------------ ------------

TOTAL OPERATING EXPENSES 9,933 71,786 1,000 400

------------ ------------ ------------ ------------

Net (loss) before other items (9,933) (30,802) (1,000) (400)

OTHER INCOME (EXPENSE)

Interest expense - 8,942 - -

------------ ------------ ------------ ------------

NET (LOSS) BEFORE INCOME TAXES (9,933) (39,744) (1,000) (400)

PROVISIONS FOR INCOME TAXES - - - -

------------ ------------ ------------ ------------

NET INCOME/(LOSS) $ (9,933) $ (39,744) $ (1,000) $ (400)

============ ============ ============ ============

EARNINGS (LOSS) PER SHARE $ (0.01) $ (0.03) $ 0.00 $ 0.00

============ ============ ============ ============

WEIGHTED AVERAGE SHARES

OUTSTANDING 1,500,000 1,500,000 1,500,000 1,500,000

============ ============ ============ ============

<\TABLE>


NETWORK INVESTOR COMMUNICATIONS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)




For the For the For the For the

Nine Months Nine Months Three Months Three Months

Ended Ended Ended Ended

March 31, March 31, March 31, March 31,

2001 2000 2001 2000

------------ ------------ ------------ ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss $ (9,933) $ (39,744) $ (1,000) $ (400)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization - 2,643 - -

Contribution of additional paid-in capital 1,500 - - -

Changes in assets and liabilities:

(Increase) decrease in

accounts receivable - 181 - -

(Increase) decrease in employee advances - (2,026) - -

Increase in accounts payable

and accrued Liabilities 8,433 33,577 1,000 -

------------ ------------ ------------ ------------

Net cash used in operating activities - (5,369) - (400)

------------ ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash assumed by officer and director - (66) - -

------------ ------------ ------------ ------------

Net cash used in investing activities - (66) - -

------------ ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Shareholder loan-net - 3,965 - 400

------------ ------------ ------------ ------------

Net cash provided by financing activities - 3,965 - 400

------------ ------------ ------------ ------------

Net increase (decrease) in Cash - (1,470) - -

CASH AT BEGINNING PERIOD $ - $ 1,470 $ - $ -

============ ============ ============ ============

CASH AT END OF PERIOD $ - $ - $ - $ -

============ ============ ============ ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest expense $ - $ 8,942 $ - $ -

============ ============ ============ ============

SUPPLEMENTAL NON-MONETARY TRANSACTION $ - $ 8,942 $ - $ -

============ ============ ============ ============

Officer and Director

assets and liabilities assumptions

and debt forgiveness $ - $ 217,532 $ - $ -

============ ============ ============ ============

<\TABLE>


NETWORK INVESTOR COMMUNICATIONS INC.

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2001

AND JULY 1, 1999 THROUGH JUNE 30, 2000

(Unaudited)




Capital Stock Accumulated

--------------------------- Deficit Total

Shares Amount

------------ ------------ ------------ ------------


BALANCE, July 1, 1999 1,500,000 $ 104,301 $ (294,150) $ (189,849)

Contribution of paid-in capital - 218,266 - 218,266

Net loss for the year ended

June 30, 2000 - - (35,678) (35,678)

---------- ---------- ------------ -----------

BALANCE, June 30, 2000 1,500,000 322,567 (329,828) (7,261)

Contribution of paid-in capital - 1,500 - 1,500

Net loss for the nine months

ended March 31, 2001 - - (9,933) (9,933)

---------- ---------- ------------ -----------

BALANCE, March 31, 2001 1,500,000 $ 324,067 $ (339,761) $ (15,694)

========== ========== ============ ===========

<\TABLE>


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

March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Report as filed for the fiscal year ended June 30, 2000, for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 2001.


LIQUIDITY

During the three months ended March 31, 2001, the Company's

working capital decreased by $1,000. This was due to certain legal and administrative costs incurred to maintain its

books and records and other costs to seek a potential

acquisition of an operating entity. Other than these costs

the Company's working capital was substantially unchanged. This was due to the ceasing of operations and the transfer of all assets for the debts of the Company to the principal officer and director of the Company in the second quarter of the Company's prior fiscal year and the ceasing of operations. The Company does not currently have sufficient capital in its accounts,

nor sufficient firm commitments for capital to assure its

ability to meet its current obligations or to continue its

planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new

business activity for the Company, but there is no assurance that any of the planned activities will be successful.

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


OPERATIONS

In the previous year ended June 30, 2000, the Company had been seeking new clients and long term contracts with existing clients.

During the quarter ended December 31, 1999, the Company

ceased its prior operations, was released from all of its debt and obligations for the transfer of all the assets of the Company and is seeking a new operation for the Company. The Company has not obtained or identified a new operation during the current quarter.

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


PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

The agreement with Mr. Frank DeLape was terminated during the quarter ended December 31, 2000 by the Board of Directors,

as previously entered into.

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

Date: May 21, 2001

By: /S/ ROBERT R. DELLER

----------------

Robert R. Deller

President and Director