Form 10-KT
period 2001-06-30
CATEGORY 5 TECHNOLOGIES INC
filed 2001-10-15
CIK 1034777

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                  FORM 10-KSB/T
(Mark One)
[  ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the fiscal year ended
                          ----------------------------------------------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2001 to June 30, 2001.

                         Commission file number 0-25463
                              ---------------------

                          CATEGORY 5 TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                                     88-0367792
       (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

4505 South Wasatch Boulevard, Suite 370, Salt                     84124
               Lake City, Utah                                 (Zip Code)
   (Address of Principal Executive Offices)

                                 (801) 424-2999
                              ---------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                     "None"

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                  --------------------------------------------

                          Common Stock, $.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ___      ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Issuer's revenues for the six-month transition period ended June 30, 2001 and the twelve-month period ended December 31, 2000 were $10,595,967 and $20,070,443, respectively.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of October 1, 2001, was approximately $5,432,500, based on the closing market price of the Common Stock on October 1, 2001, as reported by The National Association of Securities Dealers Over-the-Counter Bulletin Board System ("OTCBB").

         The number of shares of the registrant's common equity outstanding on October 1, 2000 was 12,200,000.

         Transitional Small Business Disclosure Format (check one):
Yes                No      X
    --------------    --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement for the 2001 Special Meeting of Shareholders to be held on December 7, 2001 are incorporated by reference into Part III hereof.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                          CATEGORY 5 TECHNOLOGIES, INC.
                                  FORM 10-KSB/T
         FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO JUNE 30, 2001


PART I
         Item 1.    Description of Business..................................................................4
         Item 2.    Description of Properties...............................................................12
         Item 3.    Legal Proceedings.......................................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders.....................................13

PART II
         Item 5.    Market For Common Equity and Related Stockholder Matters................................16
         Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..............................................................................19
         Item 7.    Financial Statements....................................................................36
                         Report of Management...............................................................37
                         Independent Auditors' Report......................................................F-2
                         Consolidated Combined Balance Sheet...............................................F-3
                         Consolidated Combined Statement of Income.........................................F-4
                         Consolidated Combined Statement of Equity.........................................F-5
                         Consolidated Combined Statement of Cash Flows.....................................F-6
                         Notes to Consolidated Financial Statements........................................F-7
         Item 8.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..................................................38

PART III
         Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With
                    Section 16(a) of the Exchange Act.......................................................38
         Item 10.   Executive Compensation..................................................................38
         Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................39
         Item 12.   Certain Relationships and Related Transactions..........................................39
         Item 13.   Exhibits, List and Reports on Form 8-K..................................................40

         Signatures ........................................................................................43



                                  FORM 10-KSB/T

                                     PART I

Acquisition of Transaxis, S.A.

         On September 6, 2001, the Company announced that it had executed a non-binding letter of intent to acquire Transaxis, S.A., ("Transaxis"), a company with offices in Geneva, Switzerland and London, England. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. The Company anticipates that the acquisition of Transaxis will enable the company to offer its products and services to businesses and financial institutions internationally.

$1 Million Revolving Line of Credit Facility from Zions First National Bank

          On September 11, 2001, the Company's wholly-owned subsidiary, ePenzio, Inc. obtained a $1 Million revolving line of credit from Zions First National Bank (the "Zions Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (6.5% on September 11, 2001). All accrued and unpaid interest and principal owed under the Zions Facility are due on September 1, 2002. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Category 5 Technologies, Inc. ("Category 5" or the "Company") (OTCBB:
CFVT) is positioning itself to become a leading enabling technology and services provider for traditional brick and mortar businesses as well as individuals, companies and financial institutions wishing to conduct commerce on the Internet. Category 5 believes that there is a large and growing market for technologies and services that enable existing and new businesses and financial institutions to commence or improve their e-commerce transactions. Category 5 also believes that there is a unique market opportunity to acquire compatible and synergistic technologies, services, transaction platforms and customer bases, with a focus on high margin recurring revenue, through the acquisition of undervalued public companies that are profitable or near-profitable, and private companies that are profitable, but cannot complete an IPO or a large capital raise due to market conditions. The Company will focus its acquisition strategy on companies that provide vertical and horizontal integration to gain critical mass.

         Category 5 was incorporated in the state of Nevada on August 9, 1996 under the name Network Investor Communications, Inc., to engage in investor and public relations for corporate clientele. On December 8, 1999, Network Investor Communications, Inc. ceased operations due to its inability to continue business as a corporate and investor relations firm. On May 29, 2001, the Company completed its first acquisition when it acquired ePenzio, Inc. On July 23, 2001, the Company changed its name from Network Investor Communications, Inc. to Category 5 Technologies, Inc. Category 5 is currently an enabling technology and services provider for traditional brick and mortar businesses as well as individuals, companies and financial institutions wishing to conduct commerce on the Internet.

Acquisition of ePenzio, Inc.

         As of May 29, 2001, Category 5 completed its first acquisition in its aggregation strategy, the acquisition of ePenzio, Inc., (formerly Executive Credit Services, L.C.) ("ePenzio") a Salt Lake City-based merchant services provider and e-commerce enabler. To date, ePenzio has established merchant accounts for approximately 20,000 businesses and individuals.

         ePenzio was organized in Utah in 2000 and specializes in marketing and providing credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. ePenzio's primary business activity involves the marketing of electronic card processing systems and other related products and services throughout the United States.

         In 1998, Executive Credit Services, L.C. ("ECS") was organized as a limited liability company pursuant to the Utah Limited Liability Company Act. Effective May 17, 2000, the members of ECS formed ePenzio pursuant to Subchapter S of the Internal Revenue Code. All of the assets and liabilities of ECS were distributed to its members and thereafter contributed to ePenzio in exchange for an aggregate of 1,000,000 shares of ePenzio's common stock. Ownership percentages were unchanged and the income tax basis in ECS's assets and liabilities carried over to ePenzio. Due to the acquisition of ePenzio on May 29, 2001 by Category 5, ePenzio became a C Corporation as it consolidated into Category 5.

         Effective December 7, 2000 and March 23, 2001, ePenzio formed two wholly-owned subsidiaries, Olympus Financial, Inc., a Utah company ("Olympus") and Bring It Home, Inc., a Utah company ("BIH"), respectively. Olympus finances a portion of the purchases of ePenzio's products and services by its customers. BIH conducts marketing seminars for ePenzio's products.


         On May 29, 2001, Category 5 acquired ePenzio, the sole shareholder of Olympus and BIH, pursuant to a stock-for-stock exchange in which Category 5 issued 9,000,000 shares of its Common Stock to the shareholders of ePenzio in exchange for all of the outstanding shares of ePenzio (the "Acquisition"). Although Category 5 is the legal acquirer of ePenzio and remains the registrant with the United States Securities and Exchange Commission (the "Commission"), under United States generally accepted accounting principles, because ePenzio is the operating entity and its shareholders acquired voting control of Category 5, the transaction is treated as a reverse acquisition, and ePenzio is considered the "acquirer" of Category 5 for financial reporting purposes.

         Among other matters, this accounting treatment will require Category 5, in this report and all of its future financial and other filings with the Commission, to present the historical, financial and other information of ePenzio and its subsidiaries, Olympus and BIH, prior to May 29, 2001. As a result, for all periods prior to May 29, 2001, Category 5 is presenting the historical, financial and other information of ePenzio and its two subsidiaries, which are combined with the results of Category 5, as those of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of ePenzio, Inc." in Item 6 of this Form 10-KSB/T and the Company's consolidated financial statements and notes thereto included elsewhere herein. For purposes of this report, unless otherwise stated to the contrary, for all periods on or after May 29, 2001, the "Company" shall refer to Category 5 and ePenzio, including Olympus and BIH, on a combined basis.

         Historically, ePenzio had a fiscal year end of December 31. Because ePenzio was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Commission. However, the Board of Directors of the Company elected to retain the historical fiscal year end of Category 5, June 30, effective for the period ending June 30, 2001. This report for the sixth-month period ended June 30, 2001 covers the resulting transition period. Therefore, for purposes of this report and unless otherwise indicated, references to fiscal 2000 and fiscal 1999 mean the fiscal year ended December 31, 2000, and December 31, 1999, respectively, and references to fiscal 2001 will refer to the six months ended June 30, 2001.

Change in Corporate Name

         On June 8, 2001, a majority of the Company's shareholders approved the change in the name of the Company from Network Investor Communications, Inc. to Category 5 Technologies, Inc., effective July 23, 2001. The shareholders changed the name of the Company to provide it with a name that more accurately reflects its recently-adopted strategy to become a leader in providing proprietary marketing tools and commerce-enabling services and technologies to traditional brick and mortar business as well as small and medium-sized enterprises.

         Category 5's headquarters are located at 4505 South Wasatch Boulevard, Suite 370, Salt Lake City, Utah, 84124, and its telephone number is (801) 424-2999. The web page for Category 5 is www.c5technologies.com and the web page for ePenzio is www.epenzio.com.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This annual report, including all documents incorporated herein by reference, contains "forward-looking statements" within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company regarding the future that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company's management. Forward-looking statements are typically identified by use of the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "project," "propose," "plan," and similar words and expressions.

         These statements include, among other things, that there is a large and growing market for technologies and services that enable existing and new businesses and financial institutions to commence or improve their e-commerce transactions; that there is a unique market opportunity to acquire compatible and synergistic technologies, services, transaction platforms and customer bases, with a focus on high margin recurring revenue, through the acquisition of undervalued public companies that are profitable or near-profitable, and private companies that are profitable, but cannot complete an IPO or a large capital raise due to market conditions; that the Internet will continue to grow and develop in the United States and in foreign countries, in particular that e-commerce will increase; that the size of the Company's potential market will grow; that the Company's market position, future operations, margins, profitability, liquidity, and capital resources will likewise grow; that the Company's marketing techniques will be effective; that the Company's industry relationships will continue to develop, particularly with certain financial institutions; that there will be increased demand for enabling services and technologies; that the Company's proprietary marketing techniques and key industry relationships have been effective in marketing its various bankcard processing-solution products and services nationwide; that sales and revenues will increase during the fiscal year ending June 30, 2002 and beyond; that the Company intends to develop new products and services, as well as the internal capabilities and competencies necessary in order to provide directly to its customers some of those products sold by the Company but currently outsourced to other suppliers; that the Company anticipates that it will finance a greater number of installment contracts through its wholly-owned subsidiary, Olympus Financial, Inc., thereby avoiding significant discounts applied by various financing institutions which currently purchase some of the Company's installment contracts; that the Company anticipates that it will continue to receive a greater portion of monthly fees and discount rates historically paid to various payment processors for the processing needs of the Company's customers; that the acquisition of Transaxis will enable the company to offer its products and services to businesses and financial institutions internationally; and that the Company anticipates that it may establish or otherwise obtain a web-hosting solution to provide web hosting services to its customers.

         The forward-looking statements reflect the current view of the Company or its management respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted. Readers of this annual report are cautioned that forward-looking statements are not guarantees of future performance or results or events and involve certain risks and uncertainties. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that may cause the forward-looking statements not to come true as anticipated, believed, estimated, expected, intended, projected, proposed, or planned. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, projected, proposed, or planned.

         These cautionary statements are intended to be applicable to all forward-looking statements and information whenever they appear in this annual report. The forward-looking statements are made only as of the date of this annual report. Neither the Company nor any other person undertakes to revise the forward-looking statements and information to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events that occur with different results than expected.

         In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, ability to obtain financing of the Company's operations, competitive products and pricing, compliance with financial covenants, difficulties in product development, product delays and failure to meet certain milestones or delivery requirements. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

THE BUSINESS OF CATEGORY 5 TECHNOLOGIES, INC.

         The Company is currently positioning itself to become an enabling technology and services provider for traditional brick and mortar businesses as well as individuals, companies and financial institutions wishing to conduct commerce on the Internet. The Company believes that there is a large and growing market for technologies and services that enable existing and new businesses and financial institutions to commence or improve their e-commerce transactions. The Company also believes that there is a unique market opportunity to acquire compatible and synergistic technologies, services, transaction platforms and customer bases, with a focus on high margin recurring revenue, through the acquisition of undervalued public companies that are profitable or near-profitable, and private companies that are profitable, but cannot complete an IPO or a large capital raise due to market conditions. The Company will focus its acquisition strategy on companies that provide vertical and horizontal integration to gain critical mass.

         Internet usage and sales continue to grow dramatically. Internet retail sales have increased more than 66 percent to $44.5 billion in 2000 despite the slowing economy, according to a new study released by the Boston Consulting Group. This year, Web-based sales are expected to grow 46 percent to more than $65 billion. Overall, e-commerce is expected to reach $5.3 trillion by 2005 worldwide. It is expected that there will be over 210 million internet users in the U.S. alone by 2004, and over 233 million users in 2005. Moreover, the number of internet users and the amount of e-commerce conducted in the Pacific Rim and China is expected to exceed that of the Western world by 2005. As the Internet and e-commerce permeate all aspects of modern commerce, down to mid- and small-sized businesses, the Company believes there will naturally be increased demand for enabling services and technologies.

PRODUCTS AND SERVICES

         The Company, through its wholly-owned subsidiary ePenzio, specializes in marketing and providing credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. The Company believes its proprietary marketing techniques and key industry relationships have proven effective in marketing its various bankcard processing-solution products and services nationwide. Although the average customers of the Company are small to medium-sized businesses, the Company's diverse banking relationships allow it to also satisfy the needs of businesses processing in excess of $1,000,000 per month. The Company is attempting to broaden its banking relationships to expand its target customer profile.

         The Company's suite of merchant services currently includes the following:

         Merchant Accounts: The Company specializes in marketing and providing credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. The Company has established relationships with various banks and financial institutions, which enable the Company to serve as a merchant account provider to certain customers seeking processing solutions, whether they need physical terminals or Internet payment gateways. Obtaining Merchant Identification Numbers ("Merchant IDs") for these businesses has historically been very difficult through traditional banks. Having multiple banking relationships enables the Company to successfully procure Merchant IDs and account setup for many of the Company's customers, regardless of credit history.

         ePenzio is a registered Independent Sales Organization / Member Service Provider ("ISO/MSP") of a certain financing institution. The ISO/MSP relationship designates ePenzio as being registered with the Visa and MasterCard associations. Before an organization can sell Visa and/or MasterCard services, it must be approved by and registered with Visa and MasterCard. Without being properly registered, an organization cannot legally contract with a Visa/MasterCard member bank. Registration as an ISO also helps protect the ongoing residual income stream to survive the sale of a bank or other upstream organization.

         In addition to the initial account setup through the banking relationships described above, the Company offers ongoing customer service and technical support to its customers.

         Payment Gateways: Currently, ePenzio private-labels an internet payment gateway under the name "Penzpay" to all of the Company's customers requiring an online processing solution. The standard Penzpay gateway includes shopping cart technology that integrates to most websites. When ePenzio receives an application, it pays a fixed, up-front cost for the initial set-up of the gateway. Penzpay then collects a monthly, gateway-access fee directly from the customer to maintain the service. A portion of this fee is forwarded to the Company on an ongoing basis. The collective total of the Company's portion of the fees collected from its accounts for gateway-access fees is currently approximately $16,000 per month.

         Web Hosting: The Company also directly or indirectly provides basic website design and hosting services to customers. Many customers to whom the Company provides Internet payment solutions either have no websites or have websites that have not been effective for their businesses. In 2000, approximately 75% of all ePenzio customers purchased websites in the packages they bought from ePenzio.

         Other Products: The Company also offers its traditional brick and mortar customers a variety of point-of-sale ("POS") terminals and hardware accessories. Based on customer need and preference, the Company can offer many brands of POS terminals and hardware accessories available in the industry at competitive prices.

MARKETING STRATEGY

      Through its subsidiary ePenzio, the Company markets its processing and transaction solutions to companies, entrepreneurs and individuals through a multifaceted sales channel:

o Entrepreneur Seminars and Workshops - The Company conducts its own workshops for and partners with marketing companies in promoting websites, shopping carts, merchant accounts and other Internet business tools. A combination of direct mail, newspaper and radio is used to attract customers within a given market. These entrepreneur and e-business seminars are conducted nationwide, promoting various Internet products and services. Customers are given the opportunity to purchase tools to help start a new business or to create an Internet presence for a current brick and mortar business, with the Company providing two of the most important components, Merchant IDs and payment gateways.

o Agent Offices - The Company has established "agent offices" with various partners within the U.S. The Company provides processing services on varying levels through these "agent offices." Agent offices resell Company products and services to customers of the agent office. Under an agent office agreement, sourcing of customers, leads and affiliates are the sole responsibility of the agent office. Agent offices are trained on product information and Company sales procedures. The Company provides order forms, marketing brochures, contracts and applicable paperwork to the agent office. Agent offices are solely responsible for making sales, filling out applications and contracts, and submitting sales to the Company. The Company handles all fulfillment issues once an application or contract is received from the agent office. Ongoing customer service is also handled by the Company for products and services provided by the Company. These relationships allow the Company to increase overall volume while, at the same time, eliminating ISO fees that agent offices would incur working directly with a bank. The Company pays commissions to agent offices based on the services performed by the Company. Each relationship is customized based on the abilities and infrastructure of each agent office.

o Affiliate Program - The Company's affiliate program has proved to be a significant source for acquiring new merchants. Every new customer, once its account is set up, is assigned an affiliate representative by the Company. This affiliate representative works directly with the customers to bring in leads and referrals. Once leads arrive in the Company's office, trained sales representatives contact the businesses referred. A commission, depending on the product sold, the price point and customer credit, is paid to the referrer. The referrer has the opportunity to make up to $600 for each referral sold. This has proven to be an effective sales incentive while at the same time meeting our internal customer acquisition cost targets.

o Bank Affiliate Program - Most traditional banks turn down a significant percentage of new merchant account applications because they do not meet rather rigid bank criteria which are not conducive to most e-merchant profiles. The Company has a bank affiliate program which allows the Company to acquire these declined merchants either by requiring the merchant to establish a checking account with the bank that turned down the merchant account or by paying the bank a small fee for the referral.

o Resellers - The Company has reseller agreements with various web design firms, hosting companies and Internet Service Providers ("ISPs"). These resellers either bundle the Company processing solution with their product or refer their customers to the Company for sale and fulfillment.

GROWTH OPPORTUNITIES

         The Company has developed an approach to how it intends to continue its growth in the future. The main components of the Company's intended growth plan are as follows:

         International Expansion: To date, the Company has sold strictly within the United States market. Now that an effective system has been put into place to create and manage a domestic customer base, the Company will consider the prospect of international expansion. Given the proper financial, personnel, technical and other resources, the Company intends to initially seek to develop a presence in Canada. Subsequently, the Company intends to examine possibilities of developing a presence in Australia, New Zealand, and English-speaking countries in Europe. Once an effective model has been put in place for introduction into international markets, the Company believes it can market globally. The Company believes that it will benefit from lower customer acquisition costs and lower competition in international markets because the Company's marketing methods have not been utilized significantly outside the United States.

         On September 6, 2001, the Company announced that it had executed a non-binding letter of intent to acquire Transaxis, S.A., ("Transaxis"), a company with offices in Geneva, Switzerland and London, England. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. The Company anticipates that the acquisition of Transaxis will enable the company to offer its products and devices to businesses and financial institutions internationally.

         Vertical Integration of Products and Services Currently Being Purchased from Outside Sources: The Company currently markets three products or services that it outsources to other suppliers. Some, if not all, of these products and services could be sold with higher gross margins to the Company if it were to supply them directly to customers. These products and services are discussed in the section below.

PRODUCTS AND SERVICES IN DEVELOPMENT

As discussed above, in order to increase revenues and better control quality, the Company has begun development of, or is seeking to develop, new products and services, and, in some cases, to develop internal capabilities and competencies for products or services that it currently outsources. These potential new products and services the Company is considering developing in the future include the following:

         Product Financing: Most of the Company's customers finance the products and services they purchase from the Company over periods ranging from twelve to thirty-six months. Much of this financing is done through banks and finance companies with whom the Company has established relationships. Initially, the customer completes finance documents, based upon which the Company analyzes the customer's credit. Once a credit score is established, the Company offers to sell these installment contracts to one of several available finance companies. The finance company assigns an interest rate to each of the installment contracts and notifies the Company of the discount it will apply to the installment contracts before purchasing them. This discount can be as much as 50%, and in cases of customers with very low credit scores, finance companies will decline to purchase the installment contracts.

         By carrying and billing on the installment contracts itself for a period of three to six months, the Company decreases the discount finance companies charge to later purchase the installment contracts. Consequently, in 2000 ePenzio established a wholly-owned finance company, Olympus Financial, Inc. ("Olympus"), which subsidiary allows the Company to better control the financing process. If the Company can sell a customer's installment contract for a fair price at the time of sale of the product, then the Company immediately sells that installment contract. If, however, the Company can later sell the installment contract for more by holding the contract for an additional three to six months through Olympus, it will do so. This process has allowed the Company to better control its assets. Such a process requires large cash reserves, and the Company has only been able to execute it with a portion of its new business.

         Payment Processing: Currently, the Company uses several payment processors for the processing needs of its customers. Previously, the Company received no revenue on an ongoing, residual basis from the monthly fees and discount rates charged these customers. One year ago, the Company completed negotiations that allowed it to begin receiving a small portion of these monthly fees and discount rates. Over time, the Company's portion of these fees and discount rates has grown to approximately $70,000 per month in revenue. The Company anticipates that, at some point, it will explore the possibilities of handling many of its customers' processing needs itself. This may allow the Company to better control the quality of the product its customers receive and may make it more cost effective for the Company to solicit customers with high monthly processing volumes. In addition, it may increase the revenues the Company generates from a service it already provides its customers.

         Website Hosting: Through June 30, 2001, the Company contracted with several companies to provide web hosting services to its customers and received no portion of either the initial costs or the ongoing monthly hosting fees paid by the customer. The Company believes that it could establish or acquire a web hosting solution that would be at least as effective as those provided by its web partners. Again, this might allow the Company to better control the quality of the products its customers purchase while potentially increasing revenues.

COMPETITION

         Because of the Company's unique marketing efforts and all-in-one Internet payment solutions, it is difficult to identify the Company's closest competitors. However, because of the relatively low barrier of entry involved with becoming an independent sales organization ("ISO") in the merchant processing industry, the list of companies providing just merchant accounts is fairly extensive, and it comprises the largest portion of companies competing for the Company's target customer base. The following is a list of the Company's larger competitors:

o Cardservice International. Based out of Moorpark, California, Cardservice International ("CSI") is a provider of merchant credit card, ATM/debit card and check guarantee services, and offers secure transport of financial transactions for businesses in both the physical and Internet worlds. CSI's sales are driven by independently-owned sales agent offices throughout the United States.

o US Merchant Systems. Based in Newark, California, US Merchant Systems ("USMS") provides credit card processing, ATM debit card capability, check verification and guarantee, secure Internet transaction processing, and electronic check acceptance. It has solutions for both Internet and brick-and-mortar type businesses. USMS maintains an agent office program that is similar to that of CSI, but on a smaller scale. USMS markets its services to its customers mainly through affiliations with web hosting companies.

o E-Commerce Exchange. Based in Irvine, California, E-Commerce Exchange ("ECX") provides a range of products that includes credit card processing services, Internet payment gateways, Point of Sale terminals, Internet shopping carts, and website hosting. ECX markets mainly through unsolicited email messages and outbound telemarketing calls to consumers and small businesses.

         The Company's competitors also include smaller regional ISO's as well as agents and affiliates of larger merchant account and merchant services providers. There are hundreds of individuals and small companies throughout the nation who provide payment solutions, supported by local banks, to their local businesses. The following is a list of a few of the Company's smaller competitors:

o        Global Payments, Inc
o        Total Merchant Services
o        Innovative Merchant
o        Payment Processing, Inc.
o        Bankcard USA
o        Electronic Commerce International
o        Merchant Processing Services
o        AMS Merchant Account Services
o        #1 Merchant Accounts
o        eHosts

         The main method in which the Company distinguishes itself from its competitors is through its marketing and sales. The majority of the Company's revenue is derived from product sales at seminars, workshops and training classes held throughout the nation. Very few, if any, of the Company's competitors conduct seminars and workshops. Instead, competitors rely on local salespeople, spam emails and advertisements in trade publications.

         The Company also offers a complete product line to enable its customers to have an Internet business presence and accept credit cards through their websites. Very few of the Company's competitors offer the complete product line to enable "one-stop" shopping for their customers. Some have websites, some have shopping carts, some have Internet payment gateways and some have banking relationships to provide merchant accounts. Very few competitors have the broad suite of products and services provided by the Company to its customers.

SIGNIFICANT CUSTOMERS

         The Company does not have a reliance on any one customer or small group of customers. The Company works to ensure that its customer base is sufficiently diversified.

DEPENDENCE ON SUPPLIERS

         During 2000, a single seminar company, Home, Inc., provided the Company with referrals which ultimately generated approximately 88% of the Company's gross revenues for that year. However, for the six months ended June 30, 2001, the Company reduced its dependence on this single supplier to just over 60% of gross revenues, due to the addition of other suppliers and the Company's internal expansion. In the event the Company were unable to continue its relationship with Home, Inc., or a suitable replacement supplier, the Company's revenues would be adversely affected.

SEASONALITY

         The Company believes there is little inherent seasonal pattern to its business.

RESEARCH & DEVELOPMENT

         While the Company does not currently have a department dedicated to research and development, the Company regularly investigates products, services, and techniques that could enhance the suite of products the Company offers.

EMPLOYEES

         As of October 5, 2001, Category 5 and its subsidiaries employed a total of 70 employees, of which 68 are full-time employees.

ENVIRONMENTAL STANDARDS

         The Company believes its facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

STRATEGIC RELATIONSHIPS

         As indicated above, the Company has established relationships with various banks and financial institutions, which enable the Company to serve as a merchant account provider to certain customers seeking processing solutions, whether they need physical terminals or Internet payment gateways. Having multiple banking relationships enables the Company to successfully procure Merchant Identification Numbers ("Merchant Ids") and account setup for many of the Company's customers, regardless of credit history.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently does not own any real property. The Company does, however, lease approximately 2,000 square feet of office space located at 4505 South Wasatch Boulevard, Suite 370, Salt Lake City, Utah. During the entire term of this lease, the Company will have paid approximately $2,200 per month in lease payments. The lease for this space will terminate on March 31, 2002. The Company also leases approximately 9,500 square feet of office space for ePenzio at 2795 East Cottonwood Parkway, Suite 120, Salt Lake City, Utah. During the term of this lease, the Company will have paid between $9,000 and $19,600 per month. The lease for this space terminated on September 30, 2001; however, the Company has extended the term of this lease on a month-to-month basis. The Company believes that its current office space and the condition of such properties are adequate for current needs. However, the Company is currently in the process of identifying office space which the Company may thereafter lease to house both its operations and those of its subsidiary. The Company does not believe that the relocation of its operations to a different facility will materially disrupt its business operations or those of its subsidiary.

ITEM 3.  LEGAL PROCEEDINGS

         On December 28, 2000, Online Exchange, Inc., a Missouri corporation ("Online"), and its president, Paul Schneider, filed a Petition for Declaratory Judgement for Breach of Contract and Related Relief against Credit
Services, L.C. (referred to hereinafter as "ePenzio"), as well as its President, Paul Anderson, and then CEO, Brad Crawford, in the Circuit Court of St. Louis County, Missouri (the "Petition") (No. 00CC-004326). The basis of the Petition is a Confidentiality and Marketing Agreement (the "Referral Agreement" or the "Agreement") between the parties, dated November 23, 1999.

         In the Petition, Online requests (1) declaratory judgement that the Referral Agreement has been abandoned or is otherwise of no force and effect, that the court determine the obligations of the parties subsequent to the abandonment of the Referral Agreement, and that Online be awarded its costs and fees; (2) an order of the Court compelling ePenzio to provide the court with an accounting of all information related to ePenzio's sale or lease of merchant accounts to Online customers, including information related to any chargebacks, and awarding to Online any referral fees due and owing from ePenzio, plus costs and attorneys' fees; (3) judgement in favor of Online in an amount in excess of $25,000 (the specific amount to be determined at trial), plus interest and costs, for referral fees to which it is entitled from and after abandonment of the Referral Agreement in March 2000, based upon the claim that ePenzio breached the agreement formed by the parties after March 2000; and (4) that the court enter judgment in Online's favor in an amount in excess of $25,000 (the exact amount to be determined at trial), plus interests and costs, on a theory of unjust enrichment.

         On February 6, 2001 ePenzio filed a Motion to Dismiss the action pending in Missouri, on the basis that the parties agreed in the Referral Agreement that any legal action filed by any party to the Agreement to enforce the terms of the Agreement must be filed in the Third Judicial District Court for the State of Utah. The motion is pending.

         On January 26, 2001, Executive Credit Services, L.C. filed a Complaint in the Third Judicial District Court of Salt Lake County in the State of Utah against Online and Paul Schneider in relation to the Referral Agreement (the "Complaint") (Civil No. 010900847). In the Complaint, ePenzio requests (1) judgement against Online for the principle amount of $174,430, plus all chargeback amounts accrued after the date of the Complaint, plus pre and post judgement interest, as well as collection costs and (2) in the alternative, that the court imply a contract at law and enter judgement against Online in the amount of $174,430, plus pre and post judgement interests.

         In the normal course of business, the Company has various legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 2001, a majority of shareholders of the Company executed a written consent resolution in which the shareholders elected the following individuals to constitute the new Board or Directors of the Company: William C. Gibbs (Chairman), Mitchell Edwards, Edward Mooney, Paul Anderson and Brad Crawford. All directors serving immediately prior to May 29, 2001 submitted their resignations effective as of such date. Because shareholders of the Company took this action by written consent, there were no votes against such actions, nor were there votes withheld, abstentions or broker non-votes as to such actions.

         On June 8, 2001, shareholders of record of the Company on that date holding an aggregate of 9,000,000 shares, or 78% of the Company's then 11,500,000 outstanding shares of common stock, executed a written consent resolution in which the shareholders approved the actions listed below, effective July 23, 2001. Because shareholders of the Company took the following actions by written consent, there were no votes against such actions, nor were there votes withheld, abstentions or broker non-votes as to such actions.

o Change in the name of the Company from Network Investor Communications, Inc. to Category 5 Technologies, Inc.;

o Increase in the authorized shares of the Company to 150,000,000, consisting of 125,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock, with the relative rights, preferences, qualifications, limitations and restrictions thereon designated by the Company's Board of Directors;

o Adoption of the Category 5 Technologies, Inc. Long-Term Incentive Plan for employees and consultants to the Company; and

o Adoption of the Category 5 Technologies, Inc. 2001 Director Option Plan for outside directors of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information regarding the executive officers of the Company and significant employees of the Company's wholly-owned subsidiary, ePenzio, as of June 30, 2001:

          Name                    Age                                         Position
-------------------------    ---------------    ----------------------------------------------------------------------

William C. Gibbs                   43           Chairman of the Board of Directors and Chief Executive Officer

Mitchell L. Edwards                43           Director, President and Chief Financial Officer

Paul Anderson                      32           President of ePenzio

Brad Crawford                      44           Chief Operating Officer of ePenzio

Matthew Greene                     32           Executive Vice President of ePenzio

Jade B. Millington                 30           Vice President, Chief Financial Officer of ePenzio

William C. Gibbs has nearly two decades of experience in corporate mergers, acquisitions and finance. Mr. Gibbs has been Chairman and CEO of the Company since June 2001. Prior to joining the Company, Mr. Gibbs was a managing director of Maroon Bells Capital, L.L.C. from February 1999 to May 2000, specializing in the financing and business development of global telecommunications, Internet and e-commerce companies. From December of 1998 to January 2000, Mr. Gibbs was Vice President, Corporate Development for Evans & Sutherland Computer Corporation where he was responsible for negotiating and structuring mergers and acquisitions, as well as strategic partnerships and strategic development. From January 1990 to December 1998, Mr. Gibbs was a partner with the law firm of Snell & Wilmer L.L.P., specializing in mergers and acquisitions, private placements, public offerings and other financings. Mr. Gibbs was also a Staff Attorney for the United States Securities and Exchange Commission, Washington, D.C. Mr. Gibbs received his law degrees from Georgetown University (LLM, Securities Regulation), the University of Utah, and Magdeline College (Oxford University) (J.D.). He earned his undergraduate degree from the University of Utah in economics.

         Mitchell Edwards has over 16 years of corporate mergers & acquisitions, corporate finance and management experience. Mr. Edwards has been the President and CFO of the Company since June 2001. Mr. Edwards is a Founding Partner of Venture Factory, a venture capital firm and internet start-up accelerator based in San Francisco, California, and serves on the board of directors of companies in a variety of industries, ranging from high technology and Internet companies to the health, entertainment, and hospitality industry.

         From 1999 through 2000, Mr. Edwards was the Executive Vice President and Chief Strategy Officer of Ikano Communications, Inc., an Internet applications services provider and international Virtual Internet Service Provider. From 1998 through 1999, Mr. Edwards was the Executive Vice President, Chief Financial Officer and a Director of Digital Courier Technologies, Inc., an Internet software and e-commerce company, and also served from 1997 through 1998 as Executive Vice President of Finance and Legal at DataMark Holding, Inc., an Internet and media services company. Prior to his service as an executive of high technology companies, Mr. Edwards was a Partner at Brobeck, Phleger & Harrison in Los Angeles, specializing in high technology mergers & acquisitions, initial public offerings and venture capital financings. He has also worked at the White House and the United States Supreme Court. Mr. Edwards earned a J.D. from Stanford Law School, a B.A./M.A. from Oxford University (Jurisprudence and International Business Law; Marshall Scholar) and a B.A. from Brigham Young University (Economics; Valedictorian).

Paul Anderson. Mr. Anderson has been the President of ePenzio since May 1998 and a director of the Company since May 2001. Since 1993, Mr. Anderson has been responsible for having consulted with or trained entrepreneurs in the U.S. and Canada in small business marketing and sales concepts. From 1993 to 1996, Mr. Anderson worked as a corporate trainer for Freecom Communications. Mr. Anderson was responsible for designing and delivering presentations to help small business owners broaden their customer base and enhance their sales abilities at Freecom Communications. In 1996, Mr. Anderson worked in a similar position with Eleva, Incorporated. In 1997, he began consulting with independent sales organizations in the bankcard industry in an effort to enhance their marketing efforts and build their merchant bases. In 1998, Mr. Anderson co-founded ePenzio.

Brad Crawford. Mr. Crawford has been the COO of ePenzio since May 1998 and a director of the Company since May 2001. Prior to joining ePenzio, Mr. Crawford founded and managed Dream Catcher, a Utah based company. Dream Catcher oversaw and supervised the management of various recreational assets. As the founder, Mr. Crawford was responsible for all aspects of the business including developing client relationships and regular reporting to other investors. Dream Catcher is still an on-going concern. Before starting Dream Catcher, Mr. Crawford founded Val-Dev, LC, a family-owned company involved in the development and management of real estate. Prior to Val-Dev, Mr. Crawford founded and ran other small companies with interests in automotive products, boats, and custom woodwork.

Matthew Greene. Mr. Greene has been the Executive Vice President of ePenzio since August 1999. Prior to joining ePenzio, Mr. Greene served as Acquisition Manager for Booth Creek Golf / Golfstar Management LLC. From July 1994 to March 1997, Mr. Greene worked in a marketing and sales position for Freecom Communications. From March 1992 to October 1992, Mr. Greene served as the Marketing Manager for Segufix, GmbH in Hamburg, Germany. Mr. Greene is a graduate of Utah State University. He also obtained an MBA from the Marriott School of Management at Brigham Young University.

Jade B. Millington. Mr. Millington has been the Vice President and CFO of ePenzio since August 1999. Prior to joining ePenzio, Mr. Millington worked with Booth Creek Golf and Golfstar Management, LLC, from April 1998 to August 1999, a start-up venture formed to acquire golf courses and golf-related properties across the United States. From May 1995 to August 1997, Mr. Millington worked with D.B. Fitzpatrick & Co. Inc., an institutional money management firm specializing in fixed-income products. Mr. Millington completed his Bachelor's degree at Boise State University in Finance, graduating Magna Cum Laude, and completed a Master's degree in Business Administration at Brigham Young University.

                                  FORM 10-KSB/T

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded on the OTCBB under the symbol CFVT. However, the Company has been unable to obtain any reliable trading history, as there existed little or no trading of the Company's Common Stock during the entire period that it has been traded on the OTCBB and there is otherwise no established public trading market for the Company's Common Stock. The following table presents the high ask and low bid information for the Company's common equity for each quarter within the last two fiscal years and any interim period, during which trading occurred, as reported on the Over-the-Counter Bulletin Board. The quotations set forth in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent the actual transactions.

---------------------------------------- -------------------------------------- --------------------------------------
For the Quarter Ended:                                 High Ask                                Low Bid
---------------------------------------- -------------------------------------- --------------------------------------
September 30, 2001                                      $2.19                                  $0.25
---------------------------------------- -------------------------------------- --------------------------------------
June 30, 2001                                           $1.94                                  $0.06
---------------------------------------- -------------------------------------- --------------------------------------
March 31, 2001
----------------------------------------
December 31, 2000
----------------------------------------
September 30, 2000
----------------------------------------
June 30, 2000
----------------------------------------                                No Trading
March 31, 2000
----------------------------------------
December 31, 1999
----------------------------------------
September 30, 1999
----------------------------------------
June 30, 1999
----------------------------------------
March 31, 1999
---------------------------------------- -----------------------------------------------------------------------------


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of October 1, 2001 the Company had approximately 58 shareholders of record. Because brokers and other institutions hold some of the Company's shares on behalf of its shareholders, the Company is unable to estimate the total number of beneficial owners of the Company's Common Stock represented by these 58 record holders.

DIVIDENDS

         Prior to the reverse acquisition on May 29, 2001, ePenzio declared and paid cash dividends on its common stock in the amounts of $484,348, $822,005 and $627,929 for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, respectively, which is equivalent to $0.05, $0.09 and $0.07 per share, respectively, based on the weighted average number of shares outstanding during those periods. However, since May 29, 2001, the Company has not declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

         The Zions First National Bank $1 Million revolving line of credit restricts the dividends that may be paid by ePenzio to its sole shareholder, Category 5, which, in turn, limits the Company's ability to declare and pay dividends to its shareholders.

UNREGISTERED EQUITY SECURITIES SOLD BETWEEN JANUARY 1, 2000 AND JUNE 30, 2001

o On April 9, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Peruvian Investments, LLC 1,000,000 shares of Common Stock in exchange for $10,000. The Company issued the shares to Peruvian Investments, an accredited investor, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, (the "1933 Act").

o On May 21, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Kings Peak Capital, LLC a warrant to purchase 600,000 shares of Common Stock at an exercise price of $0.25 per share, as part of the consulting agreement between the Company and Kings Peak. 300,000 shares of the warrant were exercisable on the date of grant, and 300,000 shares will be exercisable after December 31, 2001. The warrant expires May 31, 2006. We issued the warrant to Kings Peak Capital, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

o On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to William C. Gibbs, a director and executive officer of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. We issued the option to Mr. Gibbs, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

o On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Mitchell L. Edwards, a director and executive officer of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. We issued the option to Mr. Edwards, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

o On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc.issued to Edward P. Mooney, a director of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. We issued the option to Mr. Mooney, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

o On May 29, 2001, in connection with the reverse acquisition of ePenzio, Network Investor Communications, Inc.issued 9,000,000 shares of its Common Stock to the shareholders of ePenzio in exchange for 1,000,000 shares of common stock in ePenzio, representing all of the outstanding shares of ePenzio. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following is management's discussion and analysis of the consolidated financial conditions and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this form 10-KSB/T. When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including but not limited to, those discussed in Item 6 - "Factors That May Affect Future Results" and elsewhere in this Form 10-KSB/T and from time to time in the Company's periodic reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ACQUISITION OF EPENZIO, INC.

         On May 29, 2001, Category 5 issued 9,000,000 shares of its Common Stock to the shareholders of ePenzio in exchange for 1,000,000 shares of ePenzio common stock, representing all of the outstanding shares of ePenzio, pursuant to which ePenzio became a wholly-owned subsidiary of Category 5 (the "Acquisition"). Because ePenzio is the operating entity and its shareholders acquired voting control of Category 5 as a result of the Acquisition, ePenzio is considered the accounting acquirer of Category 5 and the Acquisition is treated as a reverse acquisition for financial reporting purposes. As a result, for all periods prior to May 29, 2001, Category 5 is presenting the historical, financial and other information of ePenzio and its two subsidiaries, Olympus and BIH, which are combined with the results of Category 5, as those of the Company.

         Historically, ePenzio had a fiscal year end of December 31. However, in connection with the Acquisition, the Board of Directors of the Company elected to carry forward Category 5's historical fiscal year end of June 30, effective for the period ending June 30, 2001. This report covers the transition period between December 31, 2000 and June 30, 2001. Therefore, for purposes of this report and unless otherwise indicated, references to fiscal 2000 and fiscal 1999 mean the fiscal year ended December 31, 2000 and December 31, 1999, respectively, and references to fiscal 2001 will refer to the six months ended June 30, 2001.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 2001

For the Six Month Period Ended June 30,                     2001          Percent of          2000         Percent of
                                                         (Audited)         Revenues        (Unaudited)      Revenues
                                                     ---------------- ----------------- ---------------- --------------
Revenues                                                $ 10,595,967        100%           $ 12,881,619      100%
Cost of Revenues                                           3,390,342        32%               7,979,664       62%
                                                     ---------------- ----------------- ---------------- --------------
     Gross profit                                          7,205,625        68%               4,901,955       38%
Selling, general and administrative                        3,019,416        28%               3,757,543       29%
                                                     ---------------- ----------------- ---------------- --------------
Income from Operations                                     4,186,209        40%               1,144,412       9%
Other income
     Interest Income (Expense)                               (1,237)         -                    6,810        -
                                                     ---------------- ----------------- ---------------- --------------
     Net Income before income taxes                        4,184,972        40%               1,151,222       9%
Benefit from Income taxes                                    140,000         1%                       -        -
                                                     ---------------- ----------------- ---------------- --------------
     Net Income                                         $  4,324,972        41%             $ 1,151,222       9%

Revenues

         Revenues decreased by $2.3 million, or 18%, for the six months ended June 30, 2001 to $10.6 Million, compared to $12.9 Million for the six months ended June 30, 2000. The decrease in revenues is attributable to the loss of two third-party referral sources during the last six months of 2000. Revenues generated by these two sources came mostly in the first six months of 2000.

Cost of Revenues

         Cost of Revenues decreased by $4.6 Million, or 58%, for the six months ended June 30, 2001 to $3.4 Million, compared to $8.0 Million for the six months ended June 30, 2000. The decrease in the Cost of Revenues is due to the fact that commissions are not paid on those customer installment contracts that are not immediately purchased by finance companies. A portion of the installment contracts executed by the Company's customers are not immediately purchased by finance companies. Instead, these installment contracts are held in a pool by the Company's wholly-owned subsidiary, Olympus, which are billed each month on behalf of the Company and are shown as receivables. Because these installment contracts are not immediately purchased by a finance company, a much lower commission is paid to third parties, thus significantly decreasing the cost of revenues. As a percentage of Revenues, Costs of Revenues decreased from 62% for the six months ended June 30, 2000 to 32% for the six months ended June 30, 2001. This decrease is primarily due to the change in the commission structure to account for those installment contracts not immediately purchased by finance companies.

Gross Profit

         Gross Profits increased by $2.3 Million, or 47%, for the six months ended June 30, 2001 to $7.2 Million, compared to $4.9 Million for the six months ended June 30, 2000. The Company's gross profit was positively impacted by the change in payment of commissions to third parties described above. The Company's gross margin increased from 38% in the first six months of 2000 to 68% in the same period of 2001. The Company's gross profit margin was favorably impacted by the change in commissions paid to third parties.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses decreased by $0.8 Million or 20%, to 3.0 Million for the six months ended June 30, 2001, compared to $3.8 Million for the six month period ended June 30, 2000. This decrease in SG&A expenses is primarily due to improved pricing from vendors such as printers, suppliers of office products and others that have been negotiated by the Company. As a percentage of Revenues, SG&A expenses decreased from 29% for the six months ended June 30, 2000 to 28% for the same period in 2001.

Income from Operations

         Income from Operations increased by $3.1 Million, or 266%, for the six months ended June 30, 2001 to $4.2 Million, compared to $1.1 Million for the six months ended June 30, 2000 based upon the above discussion of the financial operations. Operating margins increased from 9% in the 2000 period to 40% in the 2001 period. For the six months ended June 30, 2000 and 2001, EBITDA was $1.1 Million and $4.1 Million, respectively.

Other Income (Expense), Net

         Other income for the six month period ended June 30, 2001 consisted of interest income in the amount of $6,810 as interest paid by the Company's bank for deposits held in sweep accounts during the year. For the six-month period ended June 30, 2000, the Company paid interest in the amount of $1,237 in relation to the loan from a shareholder that was paid off in January 2001.

Benefit from Income Taxes

         As specified by the Commission, pro forma data has been provided since ePenzio was formerly a Subchapter S corporation. Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods presented.

         The benefit for income taxes for the six months ended June 30, 2001 was $140,000, due to income attributable to the last month of the period, subsequent to the conversion of ePenzio to a C corporation. There was no similar benefit for income taxes during the same period in 2000, because ePenzio was a Subchapter S corporation during the entire period.

Net Income

         Net Income increased by $3.2 Million, or 276%, for the six months ended June 30, 2001 to $4.3 Million, compared to $1.2 Million for the six months ended June 30, 2000. This increase in net income is due to the establishment of the pool of installment contracts that are retained by Olympus and billed every month, rather than being purchased immediately by a finance company and the resulting savings on commission expense.


Twelve Months Ended December 31, 2000 Compared to the Twelve Months Ended December 31, 1999

For the Twelve Month Period Ended                             2000        Percent of         1999        Percent of
December 31,                                                               Revenues                       Revenues
                                                        ----------------- ------------ ----------------- ------------
Revenues                                                    $ 20,070,443     100%           $ 9,900,507     100%
Cost of Revenues                                              11,816,333      59%             5,882,519      59%
                                                        ----------------- ------------ ----------------- ------------
     Gross profit                                              8,254,110      41%             4,017,988      41%
Selling, general and administrative                            6,567,346      33%             2,867,899      29%
                                                        ----------------- ------------ ----------------- ------------
Income from Operations                                         1,686,764      8%              1,150,089      12%
Other income
     Interest Income (Expense)                                    11,023       -                  4,308       -
     Other                                                         3,208       -                      -       -
                                                        ----------------- ------------ ----------------- ------------
     Net Income before income taxes                            1,700,995     8.5%             1,154,397      12%
Benefit from Income taxes                                              -       -                      -       -
                                                        ----------------- ------------ ----------------- ------------
     Net Income                                                1,700,995     8.5%             1,154,397      12%


Revenues

         Revenues increased by $10.2 Million, or 103%, for the twelve months ended December 31, 2000 to $20.1 Million, compared to $9.9 Million for the twelve months ended December 31, 1999. The increase in revenues is due to a significant increase in the volume of new accounts as a result of additional relationships with third-party referral sources developed during 2000.

Cost of Revenues

         Cost of Revenues increased by $5.9 Million, or 101%, for the twelve months ended December 31, 2000 to $11.8 Million, compared to $5.9 Million for the twelve months ended December 31, 1999. The increase in the Cost of Revenues is due to the increased expenses related to generation of new accounts and corresponding increase in revenues. As the volume of new accounts increased during 2000, so did the amount of commissions to be paid. As a percentage of Revenues, Costs of Revenues remained at approximately 59% for the twelve months ended December 31, 2000 and 1999.

Gross Profit

         Gross Profits increased by $4.3 Million, or 105%, for the twelve months ended December 31, 2000 to $8.3 Million, compared to $4.0 Million for the twelve months ended December 31, 1999. The Company's gross profit was positively impacted by the increase in accounts described above. The Company's gross margin remained at approximately 41% for fiscal years 2000 and 1999.

Selling, General and Administrative

         SG&A expenses increased by $3.7 Million, or 129%, for the twelve months ended December 31, 2000 to $6.6 Million, compared to $2.9 Million for the twelve months ended December 31, 1999. This increase is primarily due to an increase in the number of employees at the Company and expenses that were incurred to improve efficiencies at the Company. As a percentage of Revenues, SG&A expenses increased from 29% for fiscal year 1999 to 33% for the same period in 2000.

Income from Operations

         Income from Operations increased by $0.5 Million, or 47%, for the twelve months ended December 31, 2000, to $1.7 Million, compared to $1.2 Million for the twelve months ended December 31, 1999. Operating margins decreased, however, from 12% in the 1999 period to 8% in the 2001 period, due to additions in employee benefits. For example, during 1999 the Company did not offer health insurance benefits or a 401(k) program. However, during 2000, in an effort to attract and retain better employees, the Company added a competitive health insurance benefits program, a 401(k) program with Company matching up to a certain percentage of contributions, and a profit sharing program. Additionally, the Company moved into larger offices to accommodate the increased number of employees. This resulted in an increase in the lease payments each month. For fiscal year 2000 and 1999, EBITDA was $1.7 Million and $1.1 Million, respectively.

Other Income (Expense), Net

         Other income for fiscal year 1999 consisted of interest income in the amount of $4,308 in relation to the deposits held at our depository bank in a sweep account. Other income for fiscal year 2000 consisted of income of $11,023, an increase of 156% from the prior fiscal year, in relation to a sublease of some of the Company's office space to an unrelated party for a short period of time. In addition, the Company realized $3,208 of additional other income from interest earned on funds held in the sweep accounts in fiscal year 2000.

Income Taxes

         ECS, ePenzio's predecessor, was organized as a limited liability company. ePenzio elected under the Internal Revenue Code to be an S corporation. Therefore, the members and shareholders of ECS and ePenzio were taxed on their proportionate share of the Company's taxable income through May 29, 2001. Therefore, no provision or liability for federal income taxes has been included in the financial statements set forth herein as of December 31, 2000 and 1999. The subsidiaries of ePenzio were formed as C corporations and have incurred losses since inception.

Net Income

         Net Income increased by $0.5 Million, or 47%, for the twelve months ended December 31, 2000 to $1.7 Million, compared to $1.2 Million for the twelve months ended December 31, 1999. The increase in net income is due to an increased volume of accounts as well as improvements in operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had working capital of $1,411,227. At December 31, 2000, the Company had working capital of $1,094,375, compared to working capital of $408,328 at December 31, 1999.

         During the six month period ended June 30, 2001, the Company generated $729,481 of cash from its operating activities, used $33,217 of cash in its investing activities and used $542,148 of cash in its financing activities. During the sixth month period ended June 30, 2000, the Company generated $753,063 of cash from its operating activities, used $129,028 of cash in its investing activities and used $726,190 of cash in its financing activities. During the twelve month period ended December 31, 2000, the Company generated $752,805 of cash from its operating activities, used $133,825 of cash in its investing activities and used $752,005 of cash in its financing activities. During the twelve month period ended December 31, 1999, the Company generated $944,813 of cash from its operating activities, used $132,625 of cash in its investing activities and used $623,429 of cash in its financing activities.

         The Company's investing activities during the six month period ended June 30, 2001 included purchases of property and equipment of $33,217. The Company's investing activities during the six month period ended June 30, 2000 included purchases of property and equipment of $129,028. The Company's investing activities during the twelve month periods ended December 31, 2000 and 1999 included purchases of property and equipment of $133,825 and $132,625, respectively.

         The Company's financing activities during the six month period ended June 30, 2001 included the payment on a shareholder loan in the aggregate amount of $57,800 and dividends paid on the Company's Common Stock in the aggregate amount of $484,348. The Company's financing activities during the six month period ended June 30, 2000 included distributions made to the shareholders of ePenzio (then an S Corporation) in the aggregate amount of $726,190. The Company's financing activities during the twelve month periods ended December 31, 2000 included receipt of a shareholder loan in the amount of $70,000 and distributions made in the aggregate amount of $822,005. The Company's financing activities during the twelve month period ended December 31, 1999 included shareholder contributions in the amount of $4,500 and distributions made in the aggregate amount of $627,929.

         On September 11, 2001, ePenzio obtained a $1 Million revolving line of credit from Zions First National Bank (the "Zions Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (6.5% on September 11, 2001). All accrued and unpaid interest and principal owed under the Zions Facility are due on September 1, 2002. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of September 30, 2001, the Company had drawn on the Zions Facility in the amount of $100,000. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $1 Million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 Million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis.

         The Company maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the Zions Facility and trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations.

         In the event of the termination of contracts with all or most of the finance companies with which the Company has developed such relationships, the Company may be unable to meet its anticipated working capital needs or routine capital expenditures on a short-term and long-term basis.

         Management believes that existing cash and cash equivalents and borrowings available under its $1 Million line of credit with Zions First National Bank, and cash from future operations will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. The Company's cash and cash equivalents are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and the Company's $1 Million line of credit with Zions First National Bank are not sufficient to meet the company's cash requirements, the Company may be required to seek additional financing from the issuance of debt or equity securities. There can be no assurances that the Company will be successful in obtaining additional equity or debt financing.

EFFECTS OF INFLATION

         The effects of inflation were not considered material during the six month period ended June 30, 2001, and the fiscal years ended December 31, 2000 and December 31, 1999.

OUTLOOK AND GROWTH OPPORTUNITIES

         Looking forward, the Company expects sales and revenues to increase during the fiscal year ending June 30, 2002 and beyond. In order to increase its sales and revenues, the Company is considering developing a presence in Canada, Australia, New Zealand and English-speaking countries in Europe, once the Company has put into place a model for introduction of the Company into international markets.

         In addition, the Company has explored the possibility of further limiting its reliance upon outside sources for customer referrals. By generating more of its own referrals, the Company can avoid paying a portion of its revenues that it has historically paid to a few outside sources which currently provide a majority of the Company's customer referrals.

         In addition, the Company intends to develop new products and services, as well as the internal capabilities and competencies necessary in order to provide directly to its customers some of those products sold by the Company but currently outsourced to other suppliers. For example, the Company anticipates that it will finance a greater number of installment contracts through its wholly-owned subsidiary, Olympus Financial, Inc., thereby avoiding significant discounts applied by various financing institutions which currently purchase some of the Company's installment contracts. In addition, the Company anticipates that it will continue to receive a greater portion of monthly fees and discount rates historically paid to various payment processors for the processing needs of the Company's customers. At some point, the Company may handle many of its customers' processing needs itself, allowing the Company to better control the quality of its product and making it more cost effective for the Company to solicit customers with high monthly processing volumes.

         The Company also anticipates that it may establish or otherwise obtain a web-hosting solution to provide web hosting services to its customers. Currently such services are provided by outside sources, which receive the initial costs and monthly hosting fees paid by the Company's customers.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Category 5's business operates in a highly competitive market that involves a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook and operations and financial condition.

We Cannot Assure You That an Active Market Will Develop for Our Common Stock.

         Currently, we do have a public market for our Common Stock, the Over-the-Counter Bulletin Board (the "OTCBB"). However, historically, there has been only limited trading in our Common Stock on the OTCBB, and there can be no assurance that active trading in our Common Stock will develop or be sustained in the future. If active trading for our Common Stock were to develop, the stock might trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

Market Price of Our Common Stock Will Likely be Volatile for the Foreseeable Future.

         The market price of Our Common Stock is expected to be volatile for the foreseeable future. We believe that factors such as quarterly fluctuations in results of operations, our announcements of new products and services, acquisitions and other strategic relationships and changes in either our earnings estimates or investment recommendations by stock market analysts may cause the market price of our stock to fluctuate, perhaps substantially. In addition, recently the stock market in general, and the shares of companies in the technology sector in particular, have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of our Common Stock.

Future Losses Could Impair Our Ability to Raise Capital or Borrow Money and Consequently Affect Our Stock Price.

         Although we recorded net income of approximately $4.3 Million for the six months ended June 30, 2001, and net income of at least $1.7 Million for the twelve months ended December 31, 2000, we cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed and could decrease our stock price.

The SEC Imposes Certain Regulations Specific to "Penny Stock".

         The SEC has promulgated regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, by brokers and dealers, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the SEC relating to the penny stock market as well as additional information specifically related to the transaction in which penny stock is or may be traded. In addition, monthly statements must be sent by brokers and dealers disclosing recent price information for the penny stock held in an investor's account and information on the limited market in penny stocks. Our Common Stock currently falls within the SEC's definition of a penny stock; therefore, the trading market for the common stock may be substantially limited.

We Will Not Pay Dividends.

         We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, our current Business Loan Agreement with Zions First National Bank does, and our future credit facilities and debt instruments may, restrict our ability to pay cash dividends on our Common Stock. Moreover, we are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

A Change of Control May Be Difficult.

         Our Amended and Restated Certificate of Incorporation contains, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Nevada law which may affect certain merger and other change of control transactions. These provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving us that some or a majority of our shareholders might consider to be in their best interests.

         Specifically, we may become subject to certain provisions of the Nevada Revised Statutes which provide that any person who acquires, or who proposes to acquire, 20% or more of the outstanding voting securities of a Nevada corporation will have only those voting rights with respect to the acquired shares that are specifically provided by resolution of the disinterested shareholders during a meeting of such shareholders. This could deprive our shareholders of opportunities to realize takeover premiums for their shares or their advantages that large accumulations of stock would provide because anyone interested in acquiring us could only do so with the cooperation of a majority of our shareholders.

The Sale of a Substantial Number of Shares of Our Common Stock in the Public Market Could Adversely Affect the Market Price of Our Common Stock.

         Sales or the expectation of sales of a substantial number of shares of our Common Stock, including shares issuable upon exercise or conversion of outstanding options or warrants could adversely affect the prevailing market price of our Common Stock.

We may issue Preferred Stock or Additional Shares of Common Stock, Which Would Potentially Dilute the Ownership of Our Investors.

         Our authorized capital consists of 125,000,000 shares of Common Stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share. As of the date of this annual report, 12,200,000 shares of Common Stock were issued and outstanding, and 4,700,000 shares were reserved for issuance pursuant to the exercise of stock options and warrants. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of our Common Stock. Such issuances could further dilute the value of the Common Stock, and may affect our ability to obtain funding through the sale of securities in the future.

The Potential Exercise of the Substantial Outstanding Options and Warrants May Adversely Affect the Value of Our Shares.

         We presently have 4,700,000 shares of Common Stock reserved for issuance on the exercise of options and warrants. The existence of such rights to acquire our Common Stock at fixed prices pursuant to the options, warrants, and convertible preferred stock that may be issued in the future, and the potential issuance of such a significant number of shares may prove a hindrance to obtaining future equity and debt financings. Any exercise of such rights would dilute the percentage ownership interest of the shareholders and may dilute the value of the shares of outstanding Common Stock. The holders of outstanding rights may exercise them at a time when we would otherwise be able to obtain equity capital on more favorable terms.

We Are Subject to Compliance with Securities Laws, which Exposes Us to Potential Liabilities.

         Historically, we have offered and sold some of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act") as well as those of various state securities laws. The basis for relying on such exemptions are factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. In addition, we have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as documented by us as our basis for such exemptions, including information provided by investors themselves.

         If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. Since compliance with these exemptions is highly technical and quite difficult, it is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996, which does not preempt compliance with certain filing and notice requirements and other conditions that rarely, but in some instances, must be satisfied prior to making an offer in a specific state. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect us and, thus, the nonrescinding investors.

         Additionally, if we did not qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission under the Securities Act.

Our Business Strategies and Financial Projections Are Based on Various Factors and Assumptions, Which May Prove to be Incorrect.

         This annual report describes our business strategy and plans. Such information has been prepared by us and is based on a number of variables, hypotheticals and assumptions about various matters, including the following:

o General Internet industry information from third-party sources, including information respecting level of usage, continued growth, security protocol development, and other matters;

o Expectations of management regarding managerial and financial resources available to us;

o        Anticipated results of advertising and marketing activities;

o        Estimates of market size and characteristics;

o        Competitive conditions;

o        Future capital requirements; and

o        Rates of growth.

         Such information is based on present circumstances, third party data believed reliable but not fully verified or verifiable by management, our estimates, and on events that have not occurred, which may not occur, or which may occur with different sequences and consequences from those now assumed or anticipated. All such information, estimates, and projections must be considered in light of the emerging nature of the Internet industry and the uniqueness of our business plan and strategy. If investors were to consult with their own advisors or other industry experts, it should be expected that their views may differ from those set forth herein. No assurance can be given that all material assumptions have been considered. No representation or warranty of any kind is made by us, and non should be inferred, respecting the future accuracy or completeness of such forward-looking material.

We Must Successfully Implement Our Marketing and Business Strategy in Order to Generate Sales.

         We intend to advertise to potential clients through a variety of distribution channels, such as seminars, print and Internet media advertising, direct marketing campaigns, cold calling, and co-marketing arrangements with key industry partners. If these distribution channels prove more costly or less effective than anticipated, our growth and ability to generate revenues would be adversely affected.

         Our continued success depends on our ability to compete in an industry that is highly competitive, with rapid technological advances and constantly improving products in both price and performance. As most market areas in which we operate continue to grow, we are experiencing increased competition, and we expect this trend to continue. Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs. Although our executive management team and Board of Directors continue to review and monitor our strategic plans, we have no assurance that we will be able to continue to follow our current strategy or that this strategy will be successful.

We Cannot Accurately Predict Our Future Revenues.

         There can be no assurance that we will be able to generate significant revenues or that we will achieve or maintain profitability, or generate revenues from operations in the future. We anticipate that subscription revenues will constitute a significant portion of our revenues for the foreseeable future. We believe that our success will depend upon our ability to generate and retain new merchant subscribers, which cannot be assured and, in many circumstances, will be beyond our control. Our ability to generate subscribers will depend on a variety of factors, including:

o our sales and marketing efforts as well as the co-marketing efforts of our strategic partners;

o        the reliability and cost-effectiveness of our services;

o        the level and growth of use of the Internet; and

o        customer service and support.

         Because of our recent rapid growth and the ongoing evolution of our business model, we do not have historical financial data on which to base planned operating expenses. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Therefore, any significant shortfall of demand for our Internet services in relation to the expectations forecast by us would have an immediate adverse impact on our business, operating results and financial condition.

We Expect Our Operating Results to Fluctuate, Which Makes It Difficult to Predict Future Performance.

         We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Sign-up for Internet e-commerce services tends to be cyclical in nature. In addition, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

o        demand for and market acceptance of new Internet services;

o the introduction or enhancement of Internet services or access by us and/or our competitors;

o        capacity utilization;

o        technical difficulties, system downtime, or Internet brownouts;

o        fluctuations in data communications and telecommunications costs;

o        subscriber retention;

o        the timing and magnitude of capital expenditures and requirements;

o costs relating to the expansion or upgrading of operations, facilities, and infrastructure;

o        changes in our pricing policies and those of our competitors;

o        changes in regulatory laws and policies; and

o general economic conditions, particularly those related to the Internet industry.

         Because of the foregoing factors, we expect our future operating results to fluctuate. As a result of such fluctuations, it will be difficult to predict our operating results. Period-to-period comparisons of operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

There are Low Barriers to Entry in Our Market, Which Could Result in Increased Competition in the Future.

         The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. Should we seek in the future to attempt to expand the scope of our Internet services and product offerings, we will compete with a greater number of Internet companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive products and services in the future.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services.

         The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for merchant account setup and e-commerce processing. In addition, other companies may enter the market for our services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce service providers, thereby increasing the ability of their services to address the needs of our prospective customers.

We Will Rely on Certain Key Co-marketing Alliances to Generate Clients, End-users, and Revenue.

         We have entered into certain key co-marketing arrangements with strategic partners in order to leverage off the industry and marketing expertise of such partners. We expect that revenues generated from the sale of our products and services through such strategic co-marketing arrangements will account for a significant portion of our revenues for the foreseeable future. Some of these arrangements provide, for the co-marketing partner, certain exclusive rights to co-market our services in a particular industry, which might hinder us from directly contacting potential clients in such industry. Our arrangements with these co-marketing partners are relatively new and have not yet generated material revenues. There can be no assurance that such arrangements will be successful in generating such revenues. Further, if a co-marketing relationship is terminated, we may be unable to replace such relationship with other alliances that have comparable customer bases and user demographics.

We Are Dependent Upon Certain Relationships With Third Parties, the Loss of Which May be Detrimental to Our Operations.

         We are dependent upon certain banking relationships as well as strategic relationships with third parties who provide payment gateways to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

Our Sales May Suffer if We Lose Certain Outside Referral Sources.

         We currently derive a significant portion of our customer referrals from a single outside source. While we do not believe that this source is irreplaceable, the loss of this referral source could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2001, and the twelve months ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 60% and 88%, respectively, of our gross revenues. Although we are in the process of limiting our reliance upon this outside source for customer referrals, we anticipate that a majority of our referrals will be generated by this source for the foreseeable future. We have no assurance that referrals from this outside source will continue to reach or exceed historical levels in the future.

We Are Subject to Risks Associated with Research and Development of New
Products.

         In order to remain competitive and continue to increase our revenues, we must update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not acceptable in the marketplace. The electronic payments market in which we compete is characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments market, these risks are even more acute.

         Our market experiences rapid technological change. Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments market are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

We May Not Adequately Manage Our Growth and Expansion.

         We have recently experienced a period of rapid growth. This growth might continue at a substantial rate as we seek to expand our operations and begin generating increased revenues. If we are not able to manage this growth, our business and results of operations will likely suffer. To manage growth effectively, we must:

o        expand our operating and financial procedures and controls;

o replace or upgrade our operational, financial and management information systems;

o        attract, train, motivate, manage, and retain key employees;

o        expand our infrastructure;

o enter into strategic relationships and agreements with vendors and co-marketers;

o increase substantially the size of the sales, marketing, customer development; and customer service departments.

There can be no assurance that we will be successful in evaluating our growth requirements to address these risks.

Some of Our Competitors Are Larger and Have Greater Financial and Operational Resources Which May Give Them an Advantage in Our Market.

         Many of our competitors are larger than we are and have greater financial and operational resources than we have. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we can demand for our offerings.

Our Revenues From the Sale of Services to VISA and MasterCard Organizations Are Dependant Upon Our Continued VISA and MasterCard Certification and Financial Institution Sponsorship.

         In order to provide our transaction processing services, we must be designated a certified processor by, and be a member service provider of, MasterCard and an independent sales organization of VISA. This designation is dependent upon our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a member service provider or as an independent sales organization could be suspended or terminated. The termination of our member service provider status or our status as a certified processor or any changes in the VISA and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the VISA or MasterCard organizations would most likely result in the loss of customers and lead to a reduction in our revenues.

Increases in Credit Card Association Fees may Result in the Loss of Customers or a Reduction of Our Profit Margin.

         From time to time, VISA and MasterCard increase the fees (interchange fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along all such increased fees to our merchant customers in the future, we would have to absorb a portion of such increases thereby increasing our operating costs and reducing our profit margin.

We May Become Subject to Additional U.S. State Taxes That Cannot Be Passed Through to Our Merchant Customers, In Which Case Our Profitability Could Be Adversely Affected.

         Transaction processing companies like us may be subject to taxation by various U.S. states on certain portions of our fees charged to customers for our services. Application of this tax is an emerging issue in our industry and the states have not yet adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our operating costs will increase, reducing our profit margin.

We May Become Subject to Government Regulation and Legal Uncertainties That Could Substantially Impair Our Growth or Expose Us to Unanticipated Liabilities.

         The adoption and interpretation of any future or currently existing regulations might have a negative impact on our business. The Internet industry is relatively new. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, content, copyrights, pricing of products and services, taxation, advertising, intellectual property rights, information security, distribution and characteristics and quality of products and services. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

         The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations, possibly including the taxation of Internet services and transactions, may decrease the growth of use of the Internet or other online services generally and could decrease the acceptance of the Internet as a communications and commercial medium, which could, in turn, decrease the demand for our products and services and/or increase our cost of doing business, or otherwise have an adverse effect on our business, prospects, financial condition and results of operations.

  The International Market for Our Future Products and Services is Unproven and the Revenue Generated By Any Future International Operations May Not be Adequate to Offset the Expense of Establishing and Maintaining Those Operations.

         Our long-term strategy includes a plan to expand our services into international markets. The international market for Internet service providers and our business model, products and services is unproven. Therefore, we cannot assure that we will be able to market, sell and provide our Internet services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any international operations is not adequate to offset the related expense.

We Need to Hire and Retain Qualified Personnel to Sustain Our Business.

         We are currently managed by a small number of key management and operating personnel. We do not have term employment agreements with most of our officers and employees. Nor do we maintain "key man" insurance on any employees. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in his or her present position, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain our key employees or attract, assimilate or retain other highly-qualified employees in the future, that may have a material adverse effect on our business and results of operations.

We Are Dependent on the Continued Participation of Certain Key Executives and Personnel to Effectively Execute Our Business Plan and Strategies; We Must Effectively Integrate Our Management Team.


         Our performance is substantially dependent on the continued services of the members of our management team, as well as on our ability to retain and motivate our officers and key employees. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. The market for highly qualified personnel is very competitive. There can be no assurance that we will be able to retain our existing employees or that we will be able to attract, assimilate or retain sufficiently qualified personnel in the future. The inability to attract and retain the necessary technical, managerial, design, editorial, sales and marketing personnel could have a material adverse effect on our business, financial condition and operating results.

         We depend on the ability of our management team to effectively execute our business plan and strategies. During the last several months, we have significantly expanded our managerial, technical, financial, marketing, operations, and customer service departments and have hired many of our key employees and executives. Some of these key employees and executives have no prior senior management experience in public companies. Because many members of our management team have worked together only for a short period of time, we must integrate these key executives and other employees into our operations. If the management group is unable to effectively integrate their activities, or if we are unable to integrate new employees into our operations, our business plan and strategies will not be effectively executed and our operations could suffer.

Future Acquisitions May Be Unsuccessful, Result in Disruptions to Our Business or Distractions of Our Management Due to Difficulties in Assimilating Acquired Personnel and Operations, or Strain or Divert Our Resources from More Profitable Operations.

         We may acquire complementary businesses or technologies. If we pursue any such acquisition, our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. Such acquisitions may result in our entering into markets or market segments in which we have limited prior experience. Further, any such acquisition transaction may be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including failure of management to integrate the acquired business into ourselves, failure to retain key personnel of the acquired business, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations.

         We intend to consider acquisitions, alliances, and transactions involving other companies that could complement our existing business. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

The Demand for Our Services Could Be Negatively Affected by a Reduced Growth of E-Commerce or Delays in the Development of the Internet Infrastructure.

         Our growth generally depends on the growing use and acceptance of the Internet as a medium of commerce by merchants and customers. Rapid growth in the use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce. The development of the Internet as a commercial marketplace may occur more slowly than we anticipate for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure and adversely affect the growth of the Internet as a marketplace. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, ultimately resulting in lower numbers of e-commerce transactions and lower demand for our services.

We Depend Upon Third Parties.

         We depend substantially upon third parties for several critical elements of our business, including:

o        Payment processing companies, for merchant settlement services;

o        Telecommunication services;

o Vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet;

o        Finance companies; and

o        Referrals

Any loss or interruption of service by such providers and suppliers would have an adverse effect on our business and prospects.

We May Be Unable to Raise Necessary Funds Through Future Equity and/or Debt Financings.

         We anticipate that we will need to raise additional funds through additional equity and/or debt financings to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise all needed funding in potential offerings would adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to obtain additional debt or equity financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

Our Projections are Based on Assumptions That May Change and Therefore Are Not Necessarily Indicative of Future Performance.

         Any projections included herein are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Consequently, actual results will vary from the projections and these variations may be material. Prospective investors are cautioned not to place reliance on projections. We do not intend to update or otherwise revise any projections to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The projections were not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public accountants or generally accepted accounting principles and have not been examined, reviewed or compiled by independent auditors.

ITEM 7.  FINANCIAL STATEMENTS

         The following constitutes a list of Financial Statements included in
Part II of this report, on the pages indicated:

         Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

         Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

         Consolidated Combined Balance Sheet as of June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . .F-3

         Consolidated Combined Statement of Income for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999. . . . . . . . . . .  . . . . . . . . . . . . . . F-4

         Consolidated Combined Statement of Equity for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

         Consolidated Combined Statement of Cash Flows for the six months ended June 30, 2001 and 2000 and for the years ended December 31 2000 and 1999. . . . . . . . . . . . . . . . . . . . .  F-6

         Notes to Consolidated Combined Financial Statements for the six months ended June 30, 2001 and for the year ended December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or notes thereto.

REPORT OF MANAGEMENT

         Responsibility for the integrity and objectivity of the financial information presented in this report rests with the management of Category 5 Technologies, Inc. (the "Category 5"). The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles applied on a consistent basis and, where necessary, include estimates based on management judgment. Management also prepared other information in this report and is responsible for its accuracy and consistency with the financial statements.

         Category 5 has established and maintains an effective system of internal accounting controls. Category 5 believes this system provides reasonable assurance that transactions are executed in accordance with management authorization in order to permit the financial statements to be prepared with integrity and reliability and to safeguard, verify, and maintain accountability of assets. In addition, Category 5's business ethics policy requires employees to maintain the highest level of ethical standards in the conduct of Category 5's business.

         Category 5's financial statements have been audited by Tanner + Co., independent public accountants. Management has made available all of Category 5's financial records and related data to allow Tanner + Co. to express an informed professional opinion in their accompanying report.

         The entire Board of Directors currently performs all of the functions of an audit committee of the Board of Directors. The Board of Directors is composed of 1 independent director and, in performing the functions of an audit committee, meets periodically with the independent accountants, as well as with Category 5's management, to review accounting, auditing, internal accounting control and financial reporting matters.

       William C. Gibbs                   Mitchell Edwards
       Chief Executive Officer            President and Chief Financial Officer

CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Combined Financial Statements
June 30, 2001 and December 31, 2000

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Index to Consolidated Combined Financial Statements

--------------------------------------------------------------------------------





                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2


Consolidated Combined Balance Sheet as of
  June 30, 2001 and December 31, 2000                                    F-3


Consolidated Combined Statement of Income for the
  six months ended June 30, 2001 and for the years
  ended December 31, 2000 and 1999                                       F-4


Consolidated Combined Statement of Equity for the
  six months ended June 30, 2001 and for the years
  ended December 31, 2000 and 1999                                       F-5


Consolidated Combined Statement of Cash Flows for the
  six months ended June 30, 2001 and 2000 (unaudited)
  and for the years ended December 31, 2000 and 1999                     F-6


Notes to Consolidated Combined Financial Statements                      F-7

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                    INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Category 5 Technologies, Inc.


We have audited the consolidated combined balance sheet of Category 5 Technologies, Inc. and Subsidiaries as of June 30, 2001 and December 31, 2000 and the related consolidated combined statements of income, equity, and cash flows for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999. These consolidated combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated combined financial statements referred to above present fairly, in all material respects, the consolidated combined financial position of Category 5 Technologies, Inc. as of June 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




      TANNER+CO.




Salt Lake City, Utah
August 6, 2001


                                                            CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                       Consolidated Combined Balance Sheet

----------------------------------------------------------------------------------------------------------

                                                                              June 30,      December 31,
                                                                                2001            2000
                                                                           -------------------------------
     Assets
     ------

Current assets:
   Cash and cash equivalents                                               $       215,866   $      61,750
   Receivables, net:
     Contract                                                                    1,270,752               -
     Trade                                                                         207,270         667,439
     Retainages                                                                    186,439         423,116
     Employees                                                                       4,500          13,900
   Prepaid commissions                                                             227,539         177,596
   Deferred tax asset                                                              296,000               -
                                                                           -------------------------------

         Total current assets                                                    2,408,366       1,343,801

Property and equipment, net                                                        170,561         171,782


Contract receivables - long-term, net                                            2,542,503               -
Retainage receivables - long-term, net                                             567,461         118,971
Deposits                                                                            24,118          24,118
Deferred tax asset                                                                 534,000               -
                                                                           -------------------------------

                                                                           $     6,247,009   $   1,658,672
                                                                           -------------------------------

----------------------------------------------------------------------------------------------------------

     Liabilities and Equity
     ----------------------

Current liabilities:
   Accounts payable                                                        $        60,223   $      98,634
   Accrued expenses                                                                234,716          80,792
   Income taxes payable                                                            690,000               -
   Loan from shareholder                                                            12,200          70,000
                                                                           -------------------------------

         Total current liabilities                                                 997,139         249,426
                                                                           -------------------------------

Equity:
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 11,500,000 and 9,000,000
     shares issued and outstanding, respectively                                    11,500           9,000
   Additional paid-in capital                                                       35,300          37,800
   Retained earnings and members' equity                                         5,203,070       1,362,446
                                                                           -------------------------------

         Total equity                                                            5,249,870       1,409,246
                                                                           -------------------------------

                                                                           $     6,247,009   $   1,658,672
                                                                           -------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                                                                                                       F-3


                                                            CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                 Consolidated Combined Statement of Income

----------------------------------------------------------------------------------------------------------

                                                              Six Months
                                                                 Ended               Years Ended
                                                               June 30,             December 31,
                                                            ----------------------------------------------
                                                                 2001           2000            1999
                                                            ----------------------------------------------

Revenues                                                    $    10,595,967   $ 20,070,443   $   9,900,507

Cost of revenues                                                  3,390,342     11,816,333       5,882,519
                                                            ----------------------------------------------

       Gross profit                                               7,205,625      8,254,110       4,017,988

Selling, general and administrative expenses                      3,019,416      6,567,346       2,867,899
                                                            ----------------------------------------------

       Income from operations                                     4,186,209      1,686,764       1,150,089
                                                            ----------------------------------------------

Other income:
   Interest income (expense)                                         (1,237)        11,023           4,308
   Other                                                                  -          3,208               -
                                                            ----------------------------------------------

                                                                     (1,237)        14,231           4,308
                                                            ----------------------------------------------

       Net income before income taxes                             4,184,972      1,700,995       1,154,397

(Provision) benefit for income taxes:
   Current                                                         (690,000)             -               -
   Deferred                                                         830,000              -               -
                                                            ----------------------------------------------

                                                                    140,000              -               -
                                                            ----------------------------------------------

       Net income                                           $     4,324,972   $  1,700,995   $   1,154,397
                                                            ----------------------------------------------

Weighted average shares, basic                                    9,430,556      9,000,000       9,000,000
                                                            ----------------------------------------------

Weighted average shares, diluted                                 10,384,103      9,000,000       9,000,000
                                                            ----------------------------------------------

Earnings per share, basic                                   $          0.46   $       0.19   $        0.13
                                                            ----------------------------------------------

Earnings per share, diluted                                 $          0.42   $       0.19   $        0.13
                                                            ----------------------------------------------

Pro forma earnings per share:
   Earnings as reported                                     $     4,324,972   $  1,700,995   $   1,154,397
   Pro forma income taxes                                        (1,710,000)      (638,000)       (433,000)
                                                            ----------------------------------------------

   Pro forma earnings                                       $     2,614,972   $  1,062,995   $     721,397
                                                            ----------------------------------------------

Pro forma basic earnings per share                          $          0.28   $       0.12   $        0.08
                                                            ----------------------------------------------

Pro forma diluted earnings per share                        $          0.25   $       0.12   $        0.08
                                                            ----------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                                                                                                       F-4

                                                            CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                 Consolidated Combined Statement of Equity

                                                                        Six Months Ended June 30, 2001 and
                                                                    Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------


                                           Common Stock            Additional     Retained
                                    ---------------------------     Paid-In       Earnings
                                        Shares        Amount       Capital       (Deficit)        Total
                                    ----------------------------------------------------------------------

Balance, January 1, 1999                         -   $        -   $    42,300   $    (43,012)  $      (712)

Contributions                                    -            -         4,500              -         4,500

Restatement for
recapitalization                         9,000,000        9,000        (9,000)             -             -

Dividends                                        -            -             -       (627,929)     (627,929)

Net income                                       -            -             -      1,154,397     1,154,397
                                    ----------------------------------------------------------------------

Balance, December 31, 1999               9,000,000        9,000        37,800        483,456       530,256

Dividends                                        -            -             -       (822,005)     (822,005)

Net income                                       -            -             -      1,700,995     1,700,995
                                    ----------------------------------------------------------------------

Balance, December 31, 2000               9,000,000        9,000        37,800      1,362,446     1,409,246

Acquisition of Network
Investor Communications, Inc.            2,500,000        2,500        (2,500)             -             -

Dividends                                        -            -             -       (484,348)     (484,348)

Net income                                       -            -             -      4,324,972     4,324,972
                                    ----------------------------------------------------------------------

Balance, June 30, 2001                  11,500,000   $   11,500   $    35,300   $  5,203,070   $ 5,249,870
                                    ----------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                                                                                                       F-5

                                                            CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                             Consolidated Combined Statement of Cash Flows

----------------------------------------------------------------------------------------------------------

                                                   Six Months Ended                  Years Ended
                                                       June 30,                     December 31,
                                            --------------------------------------------------------------
                                                                 2000
                                                  2001        (unaudited)       2000            1999
                                            --------------------------------------------------------------
Cash flows from operating activities:
   Net income                               $      4,324,972   $  1,151,222   $  1,700,995   $   1,154,397
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Allowance for doubtful accounts               2,018,604              -              -               -
     Depreciation and amortization                    34,438         31,943         63,887          34,913
     Deferred tax assets                            (830,000)             -              -               -
     Decrease (increase) in:
       Contract receivables                       (5,867,255)             -              -               -
       Trade receivables                             486,169       (179,701)      (251,738)       (415,701)
       Retainages receivable                        (202,417)       (65,095)      (542,087)              -
       Employee receivables                            9,400         (5,000)       (13,900)              -
       Prepaid commissions                           (49,943)      (200,000)      (177,596)              -
       Deposits                                            -         (4,034)        (4,034)        (20,084)
     (Decrease) increase in:
       Accounts payable                              (38,411)       (94,743)        70,197          17,577
       Commissions payable                                 -              -        (79,873)         79,873
       Income taxes payable                          690,000              -              -               -
       Accrued expenses                              153,924        118,471        (13,046)         93,838
                                            --------------------------------------------------------------

       Net cash provided by
       operating activities                          729,481        753,063        752,805         944,813
                                            --------------------------------------------------------------

Cash flows from investing activities -
   purchases of property and equipment               (33,217)      (129,028)      (133,825)       (132,625)
                                            --------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from (payments on)
     shareholder loan                                (57,800)             -         70,000               -
   Contributions received                                  -              -              -           4,500
   Dividends paid                                   (484,348)      (726,190)      (822,005)       (627,929)
                                            --------------------------------------------------------------

         Net cash used in
         financing activities                       (542,148)      (726,190)      (752,005)       (623,429)
                                            --------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                               154,116       (102,155)      (133,025)        188,759

Cash and cash equivalents, beginning
  of period                                           61,750        194,775        194,775           6,016
                                            --------------------------------------------------------------

Cash and cash equivalents, end of period    $        215,866   $     92,620   $     61,750   $     194,775
                                            --------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated combined financial statements.
                                                                                                       F-6

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements

                                             June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

1.   Summary of          Organization    and    Principles   of    Consolidation
     Significant         Combination
     Accounting          In 1998  Executive  Credit  Services,  L.C.  (ECS)  was
     Policies            organized as a limited  liability  company  pursuant to
                         the  Limited  Liability  Act  within the State of Utah.
                         Effective May 17, 2000, the members of ECS formed ePenzio, Inc. (ePenzio) pursuant to subchapter S of the Internal Revenue Code and transferred all assets and liabilities from ECS to ePenzio. Ownership percentages were unchanged and the income tax basis in ECS's assets and liabilities carried over to ePenzio.

                         Effective December 7, 2000 and March 23, 2001 ePenzio formed two wholly-owned subsidiaries of ePenzio, respectively. The consolidated combined financial statements reflect the operations of the subsidiaries since their formation.

                         On May 29, 2001, Network Investor Communications,  Inc.
                         (NWIC) issued 9,000,000 shares of common stock in exchange for all the issued and outstanding shares of ePenzio. Effective July 23, 2001 NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination is treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer.

                         The financial statements presented herein reflect the operations of ECS from January 1, 1999 to May 17, 2000, the operations of ePenzio from May 17, 2000 to June 30, 2001 and the operations of CFVT from May 29, 2001 to June 30, 2001. The operations of CFVT prior to May 29, 2001 (date of reverse merger) have not been included in these financial statements due to the immaterial nature of the operations. All intercompany transactions and balances have been eliminated in consolidation.

                         Business Activity
                         The Company's primary business activity involves the marketing of electronic card processing systems and other related products and services throughout the United States. Marketing efforts are assisted through the use of third parties such as seminar companies, internet service providers, and web hostings which provide customer leads. Customers who purchase these products and services either pay cash or enter into financing contracts with the Company. These contracts regularly are sold to financing companies in the ordinary course of business.


--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of          Business Activity - Continued
     Significant         In  2001,  the  Company,  as an  alternative  to  using
     Accounting          outside  financing   companies,   began  servicing  and
     Policies            collecting  financing  contracts.  As of June 30, 2001,
     Continued           approximately  6 percent  of all  contracts  were being
                         serviced by the Company.

                         Cash and Cash Equivalents
                         The Company considers all short-term instruments with an original maturity of three months or less to be cash equivalents.

                         Concentration of Credit Risk
                         The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of contract, trade and retainage receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations.

                         The Company transacts a substantial amount of its business with a few financing companies. During the year ended December 31, 2000, approximately 88 percent of the Company's financing contracts were sold to one particular financing company. During the six months ended June 30, 2001, the Company entered into receivables purchase agreements with three other financing companies that comprise approximately 70 percent of total financing contract sales.

                         The Company obtains a substantial amount of referrals for revenue from one seminar company. During the six months ended June 30, 2001, approximately 88 percent of the Company's revenues were obtained through referrals from the seminar company.


--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of          Depreciation and Amortization
     Significant         Depreciation and amortization of property and equipment
     Accounting          is computed  using the  straight  line and  accelerated
     Policies            methods based on the following estimated useful lives:
     Continued

                                                                Years
                                                                -----
                         Furniture and fixtures                    7
                         Software                                  3
                         Machinery and equipment                 5-7
                         Leasehold improvements                    7

                         Revenue Recognition
                         Revenues from the sales of electronic card processing systems are recognized when the service is complete and when either (1) the cash is received from the customer,
                         (2) the Company has received notice that the financing company, which assumes the risk of the financing contract, has approved the purchase of the contract, or
                         (3) for contracts serviced by the Company, when services are provided, net of an estimate of uncollectible accounts.

                         Revenues from commissions received from third party service providers are recognized when earned.

                         Income Taxes
                         ECS was organized as a limited liability company. ePenzio, with the consent of its shareholders, elected under the Internal Revenue Code to be an S corporation. Therefore, the members and shareholders of ECS and ePenzio were taxed on their proportionate share of the Company's taxable income through May 29, 2001. Therefore, no provision or liability for federal income taxes has been included in the historical financial statements as of December 31, 2000 and 1999. However, pro forma results have been presented assuming the companies were C- corporations since January 1, 1999.

                         The subsidiaries of ePenzio were formed as C corporations and have incurred losses since inception. Due to the merger on May 29, 2001, with CFVT, ePenzio converted to a C corporation and from May 29, 2001 to June 30, 2001 ePenzio and its subsidiaries experienced a net loss. Therefore a net benefit for federal income taxes has been included in these financial statements as of June 30, 2001.


--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of          Earnings Per Share
     Significant         Earnings  per  share  are  calculated  on the  weighted
     Accounting          average  number of shares issued and  outstanding.  The
     Policies            proforma  earnings  per share  calculation  reflects an
     Continued           estimate  for  taxes  as  if  the  Companies   were  C-
                         Corporations since January 1, 1999. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share that were outstanding for the year.

                         The shares  used in the  computation  of the  Company's
                         basic  and  diluted   earnings  per  common  share  are
                         reconciled as follows:


                                                      December 31,
                                 June 30,      ----------------------------
                                  2001            2000           1999
                             ----------------------------------------------

Weighted average common
shares outstanding                 9,430,556       9,000,000      9,000,000

Dilutive effect of options
and warrants                         953,547               -              -
                             ----------------------------------------------

Weighted average shares
outstanding, assuming
dilution                          10,384,103       9,000,000      9,000,000
                             ----------------------------------------------

                         Reclassifications
                         Certain   reclassifications   have  been  made  to  the
                         December 31, 1999 financial statements to conform to the June 30, 2001 and December 31, 2000 financial statement presentation.

                         Estimates
                         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions principally related to potential collections of receivables that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of          Fair Value of Financial Instruments
     Significant         The Company's  financial  instruments  consist of cash,
     Accounting          receivables,  payables, and loan from shareholder.  The
     Policies            carrying amount of cash and payables  approximates fair
     Continued           value due to the short-term  nature of these items. The
                         loan from shareholder also approximates fair value based on evaluations of market interest rates and the short-term nature of the payable.

                         In the normal course of business the Company sells its receivables to financing companies. The receivables are recorded at the net realizable amount at the time the financing company approves the purchase.

2.   Receivables         Contract Receivables
                         During 2001,  the Company began  servicing  some of its
                         own receivables  rather than selling all receivables to
                         a third party financing company.  Contract  receivables
                         consist of receivables from customers on contracts that
                         the Company is  servicing  or has engaged a third party
                         to  service.   Contract   receivables  consist  of  the
                         following:

                                             June 30,       December 31,
                                               2001             2000
                                        -----------------------------------

Contract receivables - current          $        1,955,752   $        -
Allowance for doubtful accounts                   (685,000)           -
                                        -----------------------------------

                                        $        1,270,752   $        -
                                        -----------------------------------

Contract receivables - long-term        $        3,911,503   $        -
Allowance for doubtful accounts                 (1,369,000)           -
                                        -----------------------------------

                                        $        2,542,503   $        -
                                        -----------------------------------

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Receivables         Trade Receivable
     Continued           Trade receivables  consist of financing  contracts that
                         were approved by the financing company and the bank, but not funded at the end of the period. Trade accounts receivable consist of the following:

                                             June 30,       December 31,
                                               2001             2000
                                        -----------------------------------

Trade accounts receivable               $          207,270   $      693,439
Allowance for doubtful accounts                          -          (26,000)
                                        -----------------------------------

                                        $          207,270   $      667,439
                                        -----------------------------------

                         Retainage Receivables
                         During 2000, the financing companies that fund the majority of the Company's financing contracts began retaining portions of the funded amounts as reserves in the event of default. These reserves are to be released to the Company as merchants make monthly payments. The amounts to be released are determined periodically by the companies in accordance with the terms of the receivables purchase agreements. Retainage receivables consist of the following at:

                                             June 30,       December 31,
                                               2001             2000
                                        -----------------------------------

Retainage receivables - current         $          261,043  $       435,116
Allowance for doubtful accounts                    (74,604)         (12,000)
                                        -----------------------------------

                                        $          186,439  $       423,116
                                        -----------------------------------

Retainage receivables - long-term       $          567,461  $       190,971
Allowance for doubtful accounts                          -          (72,000)
                                        -----------------------------------

                                        $          567,461  $       118,971
                                        -----------------------------------

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Property            Property  and  equipment  are  stated  at cost  and are
     and                 summarized by major classifications as follows:
     Equipment
                                                  June 30,    December 31,
                                                    2001          2000
                                               ----------------------------

Machinery and equipment                        $      174,801  $    145,287
Furniture and fixtures                                 64,309        63,635
Software                                               46,213        43,186
Leasehold improvements                                 19,507        19,507
                                               ----------------------------

                                                      304,830       271,615
                                               ----------------------------

Less accumulated depreciation and amortization       (134,269)      (99,833)
                                               ----------------------------

                                               $      170,561  $    171,782
                                               ----------------------------

                         Depreciation and amortization expense for the periods ended June 30, 2001, December 31, 2000 and 1999 was $34,438, $63,887 and $34,913, respectively.


4.   Loan from           During 2000, one of the Company's  shareholders  made a
     Shareholder         $70,000 advance to the Company at 9% interest,  payable
                         on demand.  The advance was repaid on January 17, 2001.
                         During May 2001, two of the Company's shareholders advanced $12,200 to the Company at 8% interest, payable on demand.

5.   Income              The  Company  provides  for  deferred  income  taxes on
     Taxes               temporary  differences  which  represent tax effects of
                         transactions reported for tax purposes in periods different than for book purposes.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Income              The  provision for income taxes results in an effective
     Taxes               tax rate which differs from federal income tax rates as
     Continued           follows:

                                                          December 31,
                                         June 30,    ----------------------
                                           2001        2000        1999
                                       ------------------------------------

Expected tax expense at federal
  statutory rate                       $ (1,423,000) $ (578,000) $ (392,000)
State income taxes, net of federal
  income tax benefit                        (92,000)    (60,000)    (41,000)
Income attributable to period before
  conversion to C corporation             1,655,000     638,000     433,000
                                       ------------------------------------

Income tax benefit                     $    140,000  $        -  $       -
                                       ------------------------------------

                         The deferred income taxes consist of the following:

                                                June 30,     December 31,
                                                  2001           2000
                                            -------------------------------
Allowance for doubtful accounts
     Current                                $        296,000  $           -
     Long-term                                       534,000              -
                                            -------------------------------

         Total                              $        830,000$             -
                                            -------------------------------

6.   Supplemental        Interest  paid during the periods  ended June 30, 2001,
     Disclosure of       December 31, 2000 and 1999 was $1,674, $113 and $1,058,
     Cash Flow           respectively.
     Information

7.   Commitments         Operating Leases
     and                 The Company leases office space from an unrelated party
     Contingencies       under a non- cancellable sublease agreement.  The lease
                         is thirty-six months commencing on October 1, 1999 and terminating on September 30, 2001, and requires monthly lease payments ranging from $9,017 to $19,600 over the lease term.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Commitments         Future  minimum  lease  payments  for the office  space
     and                 subsequent to June 30, 2001 are as follows:
     Contingencies
     Continued                Year                            Amount
                              ----                        -----------------

                              2002                        $          83,093
                              2003                                    5,881
                              2004                                    3,339
                                                          -----------------

                              Total                       $          92,313
                                                          -----------------

                         Rent expense for the periods ended June 30, 2001, December 31, 2000 and 1999 was $115,024, $173,740 and
                         $55,077, respectively.

                         The Company subleased a portion of its office space to an unrelated party during 2000 on a month-to-month basis. Sublease income for the year ended December 31, 2000 was $11,782. Sublease income for the six months ended June 30, 2001 was $0.

                         Claims
                         The Company is aware of lawsuits related to its services. The amount, if any, to be paid by the Company in connection with this litigation is currently not estimable and the likelihood of an unfavorable outcome is not currently determinable. Management believes these claims are without merit and will not have a material adverse effect on the Company's financial position.

8.   Employee            The  Company  offers an  employee  benefit  plan  under
     Benefit Plan        Section  401(k)  of  the  Internal  Revenue  Code.  All
                         full-time employees who have attained the age of 21 and
                         have completed twelve months and 1,000 hours of service
                         with the  Company  are  eligible  to  participate.  The
                         Company   matches  a  percentage   of  the   employee's
                         contributions,  which is  determined  each  year at the
                         discretion of management.  In addition, the Company may
                         contribute  an  annual  amount  at  the  discretion  of
                         management.  Vesting in these  contributions  is over a
                         period of one to four years. The expense related to the
                         plan for the periods ended June 30, 2001,  December 31,
                         2000   and   1999   was  $0,   $15,000   and   $59,843,
                         respectively.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Derivatives         The  Company's   sales  of   receivables  to  financing
                         companies  include limited recourse  provisions,  which
                         are  deemed  non-hedging  derivatives  pursuant  to the
                         provisions of SFAS No. 133,  Accounting  for Derivative
                         Instruments  and  Hedging.  The  purpose of the limited
                         recourse   provisions  are  normal  in  the  course  of
                         business  and  sale of  receivables,  and are  meant to
                         facilitate   the  sale  of   receivables  to  financing
                         companies. The fair value of the recourse liability has
                         been determined using a best estimate  method,  and the
                         fair value  estimate was based on  historical  recourse
                         rates experienced by the Company. The fair value of the
                         recourse obligation at June 30, 2001 is $27,248,  which
                         is properly netted against the Account  receivable from
                         financing  companies  as  the  legal  right  of  offset
                         exists,   consistent   with  the   provisions  of  FASB
                         Interpretation  No. 39,  Offsetting  Amounts Related to
                         Certain Contracts. The change in the fair value of the recourse liability is recognized in net income during the respective period, and increases in the recourse liability are recorded as reductions of revenue.

10.  Advertising         The Company  regularly  incurs  marketing and promotion
     Costs               costs and  expenses  them as  incurred.  Marketing  and
                         promotion costs were $129,453, $64,296 and $4,293 for the periods ended June 30, 2001, December 31, 2000 and
                         1999, respectively.

11.  Stock               Employee Stock Compensation
     Compensation        As a  result  of the  reverse  merger  transaction  the
     Plans               Company  assumed an option  agreement  with each of its
                         two employee Directors. The terms of the agreements provide the Directors the right to purchase up to an aggregate of 400,000 common shares at $0.25 per share.
                         One-third of the options vested in May 2001, one-third will vest in May 2002, and the remaining one-third will vest in May 2003. The options expire in May 2011. As of June 30, 2001, no exercises of these stock options had occurred.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock               Director Stock Compensation
     Compensation        As a  result  of the  reverse  merger  transaction  the
     Plans               Company  assumed  a  2001  Director  Option  Plan.  The
     Continued           maximum aggregate number of shares of common stock that
                         may be optioned  and sold under the plan is  1,000,000.
                         Each  new  outside   Director  shall  be  automatically
                         granted an option to purchase 5,000 shares of common stock on January 1 of each year, if on such date the Director has served on the Board for at least six months. The options expire ten years after the date of grant, and the options are fully exercisable upon the six month anniversary of the receipt. The exercise price shall be 100% of the fair market value per share on the date of grant, and the options are exercisable only while the outside Director remains a Director of the Company. As of June 30, 2001, no stock options under the 2001 Director Stock Plan had been granted.

                         In addition, the Company assumed an option agreement with a non- employee Director in May 2001. The terms of the agreement provide the outside Director the right to purchase up to an aggregate of 200,000 common shares at $0.25 per share. One-third of the options vested in May 2001, one-third will vest in May 2002, and the remaining one-third will vest in May 2003. The options expire in May 2011. As of June 30, 2001, no exercises of these stock options had occurred.

                          Other
                          As a result of the reverse merger transaction the Company assumed a consulting agreement with a consulting firm. The consulting agreement granted warrants to purchase 600,000 shares of common stock exercisable at $0.25 per share. One-half of the warrants vested immediately, and the remaining one-half vest after December 31, 2001. All of these warrants expire during May 2006. At June 30, 2001, no options had been exercised under this agreement.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock               A schedule of the options and warrants at June 30, 2001
     Compensation        is as follows:
     Plans
     Continued
                                        Number of
                             -------------------------------   Price per
                                 Options        Warrants         Share
                             ----------------------------------------------

Outstanding at:
     January 1, 1999                        -              -  $           -
     Granted                                -              -              -
     Exercised                              -              -              -
     Expired                                -              -              -
                             ----------------------------------------------

Outstanding at:
     December 31, 1999                      -              -              -
     Granted                                -              -              -
     Exercised                              -              -              -
     Expired                                -              -              -
                             ----------------------------------------------

Outstanding at:
     December 31, 2000                      -              -              -
     Assumed in reverse
       merger transaction             600,000        600,000           0.25
     Exercised                              -              -              -
     Expired                                -              -              -
                             ----------------------------------------------

Outstanding at:
     June 30, 2001                    600,000        600,000  $        0.25
                             ----------------------------------------------

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Stock-Based         The  Financial   Accounting   Standards   Board  issued
     Compensation        Statement of Financial  Accounting  Standards  No. 123,
                         "Accounting  for  Stock-Based  Compensation"  (FAS 123)
                         which  established  financial  accounting and reporting
                         standards  for   stock-based   compensation.   The  new
                         standard  defines a fair value method of accounting for
                         an employee stock option or similar equity  instrument.
                         This  statement   gives  entities  the  choice  between
                         adopting the fair value method or continuing to use the
                         intrinsic  value  method  under  Accounting  Principles
                         Board (APB) Opinion No. 25 with footnote disclosures of
                         the pro forma effects if the fair value method had been
                         adopted. The Company has opted for the latter approach.
                         All options outstanding were assumed as a result of the
                         merger  transaction.  The Company did not issue options
                         during  the  period   after  the  merger   transaction.
                         Accordingly,   no   compensation   expense   has   been
                         recognized for the stock option plans.

                         The following table summarizes information about fixed stock options and warrants outstanding at June 30, 2001:

                       Options and Warrants             Options and Warrants
                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       6/30/01      (Years)       Price       6/30/01       Price
--------------------------------------------------------------------------------

$      0.2     1,200,000        7.42     $    0.25      500,000     $    0.25
--------------------------------------------------------------------------------

13.  Recent              SFAS No, 140, Accounting for Transfers and Servicing of
     Accounting          Financial  Assets and  Extinguishments  of Liabilities,
     Pronounce-          was  issued  in  September  2000.  SFAS  No.  140  is a
     ments               replacement  of SFAS No 125,  Accounting  for Transfers
                         and Servicing of Financial  Assets and  Extinguishments
                         of Liabilities.  Most of the Provisions of SFAS No. 125
                         were   carried   forward  to  SFAS  No.   140   without
                         reconsideration  by the Financial  Accounting  Standard
                         Board (FASB), and some were changed only in minor ways.
                         In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001.
                         Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.


--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Recent              In June 2001, the Financial  Accounting Standards Board
     Accounting          issued Statement of Financial  Accounting Standards No.
     Pronounce-          141, Business  Combinations,  and No. 142, Goodwill and
     ments               Other Intangible Assets, collectively,  the Statements.
     Continued           These  Statements  change the  accounting  for business
                         combinations, goodwill and intangible assets. Statement
                         141  eliminates  the  pooling-of-interests   method  of
                         accounting   for  business   combinations   except  for
                         qualifying  business  combinations  that were initiated
                         prior to July 1, 2001.  Statement  141 also changes the
                         criteria  to  recognize  intangible  assets  apart from
                         goodwill.  Under Statement 142, goodwill and indefinite
                         lived intangible assets are no longer amortized but are
                         reviewed annually for impairment, or more frequently if
                         impairment   indicators  arise.   Separable  intangible
                         assets  that have  finite  lives  will  continue  to be
                         amortized  over their useful  lives.  The  amortization
                         provisions  of  Statement  142  apply to  goodwill  and
                         intangible  assets  acquired after June 30, 2001.  With
                         respect to  goodwill  and  intangible  assets  acquired
                         prior to July 1, 2001, the  amortization  provisions of
                         Statement 142 are effective  upon adoption of Statement
                         142.  Pre-existing  goodwill  and  intangibles  will be
                         amortized during the transition  period until adoption.
                         Companies are required to adopt  Statement 142 in their
                         fiscal year beginning  after  December 15, 2001.  Early
                         adoption is permitted for  companies  with fiscal years
                         beginning  after March 15, 2001.  The Company  plans to
                         adopt  Statement 142 effective  July 1, 2002.  Goodwill
                         will be tested for impairment at least annually using a
                         two-step  process that will start with an estimation of
                         the  fair  value.   The  first  step  will  screen  for
                         potential impairment, and the second step will measure the amount of impairment, if any. Management does not expect the adoption of SFAS Nos. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

                         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------

                                  CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                             Notes to Consolidated Combined Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Statement of        The  combined  statement  of income  for the six months
     Income              ended June 30, 2000 is as follows:
     (Unaudited)

Revenues                                                       $      12,881,619
Gross profit                                                   $       4,901,955
Income from operations                                         $       1,144,412
Net income                                                     $       1,151,222
Earnings per share, basic and diluted                          $            0.13
Weighted average shares, basic and diluted                             9,000,000
Proforma provision for income taxes                            $         433,000
Proforma earnings                                              $         718,657
Proforma earnings per share, basic and diluted                 $            0.08



15.  Subsequent          In July 2001, the Company adopted a Long Term Incentive
     Events              Plan. The Plan  authorizes the following types of stock
                         compensation awards:  stock options  (non-qualified and
                         incentive),   stock  appreciation  rights,  performance
                         shares of common stock,  restricted  stock awards,  and
                         dividend equivalents. The aggregate number of shares of
                         common   stock   reserved  and   available   for  stock
                         compensation  awards under the Plan is  1,500,000.  The
                         Plan is  administered  by a Committee  appointed by the
                         Board of Directors, and the Committee has the exclusive
                         power,   authority  and  discretion  to  (i)  designate
                         participants;  (ii)  determine  the type and  number of
                         stock  compensation  awards;  (iii) determine the terms
                         and  conditions  of the  stock  compensation  award(s),
                         including    exercise   price,    grant   price,    any
                         restrictions,  accelerations  or waivers;  and (iv) how
                         the  exercise  price of the award will be settled  upon
                         exercise,   such  as  cash,  stock,   other  awards  or
                         property. All stock compensation awards under the Plan will be evidenced by a written agreement between the Company and the participant. During August 2001, the Company issued non-qualified option agreements for 100,000 shares of common stock.

                         Effective July 23, 2001 the Company changed its name from Network Investor Communications, Inc. to Category 5 Technologies, Inc. and increased the authorized shares of the Company to 150,000,000, consisting of 125,000,000 shares of Common stock and 25,000,000 shares of Preferred Stock, with the relative rights, preferences, qualifications, limitations and restrictions thereon designated by the Company's Board of Directors.

--------------------------------------------------------------------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         On August 7, 2001 Category 5 notified its accountant, David T. Thomson, P.C. ("Thompson") that he was being dismissed as Category 5's independent auditor. The stated reasons were that Category 5 wanted a larger auditing firm as Category 5 has experienced growth. Category 5's Board of Directors made the decision to change auditors.

         Effective August 7, 2001 Category 5 engaged Tanner + Co. as Category 5's independent public auditors, replacing its former auditor, Thompson. Such appointment was accepted by Tanner + Co. Prior to such engagement, Category 5 had not consulted Tanner + Co. on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Thompson.

         The prior accountant's report of October 4, 2000 on the financial statements of Category 5 for the years ended June 30, 2000 and 1999, was not qualified or modified in any manner (other than a going concern qualification) and contained no disclaimer of opinion or adverse opinion. There were no disagreements with Thomson on any matter of accounting principle or practice, financial disclosure or auditing scope or procedure as related to Category 5's financial statements.

         During Category 5's two most recent fiscal years and during any subsequent interim period preceding the date of resignation, Category 5 has had no disagreements with Thomson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         As required by Item 304(a)(3) of Regulation S-B, Category 5 furnished Thompson with the disclosures contained in this Item in connection with the Current Report on Form 8K/A, Amendment No. 2, filed by Category 5 with the Commission on August 28, 2001, and requested that Thompson provide to Category 5 a letter addressed to the Securities and Exchange Commission stating that either it agrees with the statements made by Category 5 herein or that it does not agree with such statements and the respects in which it does not agree. A copy of Thompson's letter dated August 28, 2001 is incorporated as Exhibit 16.1 herein by reference to Category 5's Form 8-K/A filed with the Commission on August 28, 2001.

                                  FORM 10-KSB/T

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding directors of Category 5 is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Special Meeting of Shareholders to be held on December 7, 2001.

         Information required by this Item is incorporated by reference from "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Special Meeting of Shareholders to be held on December 7, 2001.

         Information concerning current executive officers of Category 5 is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."

ITEM 10. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Special Meeting of Shareholders to be held on December 7, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2001 Special Meeting of Shareholders to be held on December 7, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from "Executive Compensation - Summary Compensation Table," "Report of the Compensation and Stock Options Committee of the Board of Directors," and "Certain Relationships and Related Transactions," in the Proxy Statement to be delivered to shareholders in connection with the 2001 Special Meeting of Shareholders to be held on December 7, 2001.

                                  FORM 10-KSB/T

                                     PART IV


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.       Financial Statements - Included in Part II, Item 7 of this report:
         --------------------

         Report of Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

         Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

         Consolidated Combined Balance Sheet as of June 30, 2001 and December 31, 2000. . . . . . . . . . . . . .  . . F-3

         Consolidated Combined Statement of Income for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999.  . . . . . . . . . . . . . . . . . . . . . . . . F-4

         Consolidated Combined Statement of Equity for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

         Consolidated Combined Statement of Cash Flows for the six months ended June 30, 2001 and 2000 and for the years ended December 31 2000 and 1999. . . . . . . . . . . . . . . . . . . . . .F-6

         Notes to Consolidated Combined Financial Statements for the six months ended June 30, 2001 and for the year ended December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

2.       Exhibits

             2.1 Stock Purchase Agreement by and among Network Investor Communications, Inc., ePenzio, Inc. and the Shareholders of ePenzio, Inc., dated May 16, 2001, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on June 6, 2001 and incorporated herein by this reference.

             3.1 Amended and Restated Certificate of Incorporation of Network Investor Communications, Inc., filed as Annex A to the Company's Revised Information Statement on Schedule 14C on July 19, 2001 and incorporated herein by this reference.

             3.2   Bylaws of Network Investor Communications, Inc. filed as
                   Exhibit 2 to the Company's Registration Statement on Form 10-SB12G, filed on March 1, 1999 and incorporated herein by this reference.

          *10.1 Category 5 Technologies, Inc. Long-Term Incentive Plan, filed as Annex B to the Company's Revised Information Statement, filed with the Commission on July 19, 2001 and incorporated herein by this reference.

           10.2 Category 5 Technologies, Inc. 2001 Director Option Plan, filed as Annex C to the Company's Revised Information Statement, filed with the Commission on July 19, 2001 and incorporated herein by this reference.

          *10.3 Employment Agreement between Category 5 Technologies, Inc. and William C. Gibbs, dated June 1, 2001 and filed as Annex D to the Company's Revised Information Statement, filed with the Commission on July 19, 2001 and incorporated herein by this reference.

          *10.4 Employment Agreement between Category 5 Technologies, Inc. and Mitchell L. Edwards, dated June 1, 2001 and filed as Annex E to the Company's Revised Information Statement, filed with the Commission on July 19, 2001 and incorporated herein by this reference.

           10.5 Consulting Agreement, dated February 22, 2001, by and between Crescent Advisors, LLC and ePenzio, Inc., as amended May 29, 2001, filed herein.

           10.6 Stock Purchase Agreement, dated February 2001, by and between the Network Investor Communications, Inc. and Peruvian Investments, LLC, filed herein.

          *10.7 Network Investor Communications, Inc. Stock Option Agreement issued to William C. Gibbs and dated May 29, 2001, filed as
                   Exhibit 99.3 to the Company's Registration Statement on Form S-8 on August 23, 2001 and incorporated herein by this reference.

          *10.8 Network Investor Communications, Inc. Stock Option Agreement issued to Mitchell L. Edwards and dated May 29, 2001, filed as Exhibit 99.3 to the Company's Registration Statement on Form S-8 on August 23, 2001 and incorporated herein by this reference.

          *10.9 Network Investor Communications, Inc. Stock Option Agreement issued to Edward P. Mooney and dated May 29, 2001, filed as
                   Exhibit 99.3 to the Company's Registration Statement on Form S-8 on August 23, 2001 and incorporated herein by this reference.

           10.10 Warrant to Purchase Common Stock issued to Kings Peak Capital, LLC and dated May 21, 2001, filed herein.

          *10.11 Option to Purchase Common Stock issued to William C. Gibbs and dated August 6, 2001 (500,000 shares), filed herein.

          *10.12 Option to Purchase Common Stock issued to Mitchell Edwards and dated August 6, 2001 (500,000 shares), filed herein.

           10.13 Sublease Agreement between Sonic Innovations, Inc. and Executive Credit Services, L.C., dated October 1, 1999, filed herein.

           10.14 Consent to Sublease and Assumption Agreement between 2705 E. Cottonwood Parkway, L.C., Executive Credit Services, L.C. and Sonic Innovations, Inc., dated May 15, 2000, filed herein.

           10.15 Confidentiality and Marketing Agreement, by and between ePenzio, Inc. and Home, Inc., and dated July 21, 2000, filed herein.

           10.16 Business Loan Agreement (Asset Based) by and between Zions First National Bank, a national banking association, and ePenzio, Inc. and dated September 11, 2001, ($1 Million Line of Credit Facility), filed herein.

           10.17 $1 Million Secured Promissory Note issued by ePenzio, Inc. in favor of Zions First National Bank, on September 11, 2001, filed herein.

           10.18 Commercial Security Agreement, between ePenzio, Inc. and Zions First National Bank, dated September 11, 2001, related to the $1 Million Zions First National Bank Credit Facility, filed herein.

           16.1 Letter re Change in Certifying Accountant, filed as part of the Company's Current Report on Form 8-K/A, Second Amendment, filed on August 28, 2001, and incorporated herein by this reference.

           21.1    Subsidiaries of Category 5 Technologies, Inc, filed herein.

* Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

3. Reports on Form 8-K: The Company filed one Form 8-K during the last quarter of 2000, on June 6, 2001, in which the Company reported (1) the resignation of the Company's directors and the election of five new directors by the shareholders, and (2) the acquisition of all outstanding shares of ePenzio, Inc. in exchange for 9,000,000 shares of the Company's Common Stock.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CATEGORY 5 TECHNOLOGIES, INC.
                                  (Registrant)


By     /s/  William C. Gibbs
   --------------------------------------------------------------------------
         WILLIAM C. GIBBS, CEO


Date              October  15 , 2001
     ------------------------------------------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/   William C. Gibbs
     ------------------------------------------------------------------------
         William C. Gibbs, Chairman of the Board of Directors,
         Chief Executive Officer (Principal Executive Officer)


Date              October  15 , 2001
     ------------------------------------------------------------------------


By     /s/  Mitchell C. Edwards
     ------------------------------------------------------------------------
         Mitchell Edwards, Director, President and
         Chief Financial Officer (Principal Financial Officer)


Date              October  15 , 2001
     ------------------------------------------------------------------------

By
     ------------------------------------------------------------------------
         Edward P. Mooney, Director


Date
     ------------------------------------------------------------------------

By    /s/    Paul Anderson
     ------------------------------------------------------------------------
         Paul Anderson, Director


Date              October  15 , 2001
     ------------------------------------------------------------------------

By    /s/   Brad Crawford
     ------------------------------------------------------------------------
         Brad Crawford, Director


Date              October  15 , 2001
     ------------------------------------------------------------------------