Form 10QSB
period 2001-09-30
CATEGORY 5 TECHNOLOGIES INC
filed 2001-11-19
CIK 1034777

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 0-25463

                          CATEGORY 5 TECHNOLOGIES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)




Nevada                                                                88-0367792
------                                                                ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     4505 South Wasatch Boulevard, Suite 370
                           Salt Lake City, Utah 84124
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (801) 424-2999
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 15, 2001, 12,200,000 shares of Category 5 Technologies, Inc.'s common stock, par value $.001 per share, were outstanding. 14

                          CATEGORY 5 TECHNOLOGIES, INC.


                                Table of Contents



PART I. FINANCIAL INFORMATION                                                                 Page

         Item 1. Financial Statements

                  Consolidated balance sheet, September 30, 2001 (Unaudited)                     3
                  and June 30, 2001

                  Consolidated statements of operations for the three months                     4
                          ended September 30, 2001 and 2000 (Unaudited)

                  Consolidated statements of cash flows for the three months ended               5
                  September 30, 2001 and 2000 (Unaudited)

                  Notes to unaudited consolidated financial statements                           6

         Item 2. Management's Discussion and Analysis or Plan of Operations                      7


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                              12

         Item 6. Exhibits and Reports on Form 8-K                                               12

         Signatures                                                                             14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------

                                                                                     September 30,         June 30,
 ASSETS                                                                                  2001                2001
 ------                                                                               (Unaudited)
 CURRENT ASSETS:                                                                     -----------------------------------

   Cash and cash equivalents                                                         $          2,399   $        215,866
   Receivables, net:
        Contract                                                                            1,396,988          1,270,752
        Trade                                                                                 323,254            207,270
        Retainages                                                                              3,547            186,439
        Employees                                                                               3,700              4,500
   Prepaid expenses                                                                           354,262            227,539
   Deferred tax asset                                                                         296,000            296,000
                                                                                     -----------------------------------

             Total current assets                                                           2,380,150          2,408,366

   Property and equipment, net                                                                170,196            170,561

   Contract receivables - long-term, net                                                    2,793,976          2,542,503
   Retainage receivables - long-term, net                                                     663,301            567,461
   Deposits                                                                                    74,118             24,118
   Deferred tax asset                                                                         534,000            534,000
                                                                                     -----------------------------------

 TOTAL                                                                               $      6,615,741   $      6,247,009
                                                                                     -----------------------------------

-------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND  EQUITY
 -----------------------

   Current liabilities:
        Line of Credit                                                                 $      104,175   $              -
        Accounts payable                                                                       92,897             60,223
        Accrued expenses                                                                      194,688            234,716
        Income taxes payable                                                                  690,000            690,000
        Deferred revenue                                                                       39,264                  -
        Loan from shareholder                                                                       -             12,200
                                                                                     -----------------------------------

             Total current liabilities                                                      1,121,024            997,139
                                                                                     -----------------------------------

   Equity:
        Common stock, $0.001 par value, 50,000,000 shares authorized, 12,200,000
        and 11,500,000 shares issued and outstanding, respectively                             12,200             11,500
   Additional paid in capital                                                                 244,600             35,300
   Retained earnings                                                                        5,237,917          5,203,070
                                                                                     -----------------------------------

         Total equity                                                                       5,494,717          5,249,870
                                                                                     -----------------------------------

                                                                                     $      6,615,741   $      6,247,009
                                                                                     -----------------------------------
------------------------------------------------------------------------------------------------------------------------
 See notes to unaudited consolidated financial statements.

                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                              2001             2000
                                                                        ----------------------------------

Revenues                                                                   $   4,356,205    $   4,211,814

Cost of revenues                                                               2,482,375        2,905,217
                                                                           ------------------------------

        Gross profit                                                           1,873,830        1,306,597

Selling, general and administrative expenses                                   1,834,933        1,467,193
                                                                           ------------------------------

        Income (loss) from operations                                             38,897         (160,596)
                                                                           ------------------------------

Other income:
        Interest income (expense)                                                 (4,050)           2,454
                                                                           ------------------------------

            Net income (loss) before income taxes                                 34,847         (158,142)

(Provision) benefit for income taxes:
        Current                                                                        -                -
        Deferred                                                                       -                -
                                                                           ------------------------------

                                                                                       -                -
                                                                           ------------------------------

           Net income (loss)                                               $      34,847    $    (158,142)
                                                                           ------------------------------

Weighted average shares, basic and diluted                                    11,907,692        9,000,000
                                                                           ------------------------------

Earnings (loss) per share, basic and diluted                               $           -    $       (0.02)
                                                                           ------------------------------

Pro forma earnings income (loss) per share:
        Loss as reported                                                   $      34,847    $    (158,142)
        Pro forma benefit for income taxes                                             -           62,000
                                                                           ------------------------------

        Pro forma income (loss)                                            $      34,847    $     (96,142)
                                                                           ------------------------------

Pro forma basic and diluted earnings (loss) per share                      $           -    $       (0.01)
                                                                           ------------------------------

---------------------------------------------------------------------------------------------------------
 See notes to unaudited consolidated financial statements.

                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            -------------------------------------
                                                                                  2001                2000
                                                                            -------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                        $         34,847     $      (158,142)
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
        Allowances for doubtful accounts                                             378,068              72,000
        Depreciation and amortization                                                 15,394              15,972
        Deferred tax assets                                                                -                   -
        Issuance of stock for consulting services                                    175,000                   -
        Issuance of stock options for services                                        35,000                   -
        Decrease (increase) in:
           Contract receivables                                                     (580,381)                  -
           Trade receivables                                                        (115,984)            595,011
           Retainage receivables                                                     (88,344)           (346,447)
           Employee receivables                                                          800             (7,000)
           Prepaid expenses                                                         (126,723)                  -
           Deposits                                                                  (50,000)                  -
        (Decrease) increase in:
           Accounts payable                                                           32,674            (123,271)
           Deferred revenue                                                           39,264                   -
           Accrued expenses                                                          (40,028)             26,949
                                                                            -------------------------------------

           Net cash (used in) provided by operating activities                      (290,413)             75,072
                                                                            -------------------------------------

Cash flows from investing activities -
   Purchases of property, plant and equipment                                        (15,029)             (4,797)
                                                                            -------------------------------------

Cash flows from financing activities:
   Net borrowings on line of credit                                                  104,175                   -
   Payments on shareholder loan                                                      (12,200)                  -
   Dividends paid                                                                          -             (50,966)
                                                                            -------------------------------------

       Net cash provided by (used in) financing activities                            91,975             (50,966)
                                                                            -------------------------------------


Net (decrease) increase in cash and cash equivalents                                (213,467)             19,309


Cash and cash equivalents, beginning of period                                       215,866              92,620
                                                                            -------------------------------------

Cash and cash equivalents, end of period                                    $          2,399     $       111,929
                                                                            -------------------------------------

-----------------------------------------------------------------------------------------------------------------
 See notes to unaudited consolidated financial statements.

CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

1.   Basis of            Unaudited Financial Statements
     Presentation        In the opinion of the Company's management, the
                         accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's June 30, 2001 Report on Form 10-KSB/T. Net
                         Earnings (Loss) Per Common Share Net earnings (loss) per common share for the quarters ended September 30, 2001 and 2000 is based on the weighted average number of shares outstanding during the period.

2.   Acquisition         On September 6, 2001, the Company announced an
     Letter of           agreement to acquire Transaxis, S.A., a Swiss Company.
     Intent              The agreement is a non-binding letter of intent for
                         the acquisition.

3.   Subsequent          On October 17, 2001, the Company entered into a
     Events              non-binding letter of intent to acquire Netgateway,
                         Inc. On October 25, 2001, the Company entered into a definitive agreement to acquire Netgateway, Inc. Under the terms of the agreement, which was unanimously approved by the respective boards of directors of both companies, Category 5 will exchange up to 9 million shares of its common stock for all of the outstanding shares of Netgateway. The number of shares to be issued was determined based on the 20-day average closing price of both Category 5's and Netgateway's common stock prior to announcement of the transaction.
                         The transaction is expected to close by the end of the calendar year and is subject to the approval of the stockholders of Netgateway as well as other customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with our consolidated financial statements and notes included in Item 1 of Part I of this Form 10-QSB. Except for the historical information contained herein, this quarterly report on Form 10-QSB includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include closing of the acquisition of Netgateway, Inc.; our ability to successfully market our own seminars to increase our revenue; projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to our seminars and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; and other risks detailed in this filing and in our most recent Form 10-KSB/T. Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors outside our control can result in volatility in our common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to our business description and additional risk factors sections included in our Form 10-KSB/T for the transition period ended June 30, 2001, as filed with the Securities and Exchange Commission.

Recent Developments
-------------------

         On September 6, 2001, we announced that we had executed a non-binding letter of intent to acquire Transaxis, S.A., a company with offices in Geneva, Switzerland and London, England. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We are currently in the process of conducting due diligence on Transaxis to ascertain whether we should proceed with the acquisition. If we determine to acquire Transaxis, we anticipate that the acquisition of Transaxis will enable us to offer our products and services to businesses and financial institutions internationally.

         On October 17, 2001, we entered into a non-binding letter of intent to acquire Netgateway, Inc. On October 25, 2001, we entered into a definitive agreement to acquire Netgateway, Inc. Under the terms of the agreement, which was unanimously approved by our board of directors and the board of directors of Netgateway, we will exchange up to 9 million shares of our common stock for all of the outstanding shares of Netgateway. The number of shares to be issued was determined based on the 20-day average closing price of both Category 5's and Netgateway's common stock prior to announcement of the transaction. The transaction is expected to close by the end of the calendar year and is subject to the approval of the stockholders of Netgateway as well as other customary closing conditions.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

The following table sets forth certain income statement information of Category 5 for the three months ended September 30, 2001 and September 30, 2000:


                                                      September 30,                      September 30,
                                                     2001 (Audited)      Percent of          2000         Percent of
                                                                          Revenues        (Unaudited)      Revenues
                                                     ---------------- ----------------- ---------------- --------------
Revenues                                                 $ 4,356,205              100%      $ 4,211,814           100%
Cost of revenues                                           2,482,375             57.0%        2,905,217          69.0%
                                                     ---------------- ----------------- ---------------- --------------
     Gross profit                                          1,873,830             43.0%        1,306,597          31.0%
Selling, general and administrative                        1,834,933             42.1%        1,467,193          34.8%
                                                     ---------------- ----------------- ---------------- --------------
Income (loss) from operations                                 38,897              0.9%        (160,596)         (3.8%)
Other income
     Interest income (expense)                               (4,050)            (0.1%)            2,454          0.1%-
                                                     ---------------- ----------------- ---------------- --------------
     Net income (loss) before income taxes                    34,847              0.8%        (158,142)         (3.8%)
Benefit from Income taxes                                          -                 -                -              -
                                                     ---------------- ----------------- ---------------- --------------
     Net income (loss)                                   $    34,847              0.8%      $ (158,142)         (3.8%)



Revenues

         Revenues increased by $0.14 million, or 3.4%, for the three months ended September 30, 2001 to $4.4 million, compared to $4.2 million for the three months ended September 30, 2000. The increase in revenues is due to a slight increase in the volume of new accounts as a result of additional relationships with third-party referral sources. Our revenue was impacted negatively by the terrorist attacks on September 11, 2001, which we believe adversely effected the level of aggregate travel and demand for out-of-state seminars of our customers and prospective customers. Through our Bring It Home, Inc. wholly-owned subsidiary, we are attempting to market our own seminars to retain the portion of the revenues that we are required to share with third-party referral sources. We have recently initiated these efforts through Bring It Home and therefore we are not able to estimate whether or not our efforts to market our own seminars to reduce the revenue shared with third-party referral sources will actually increase our total revenues. While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is to be attributable to summer vacations and the Thanksgiving and December holiday season.

Cost of Revenues

         Cost of Revenues decreased by $0.4 million, or 13.8%, for the three months ended September 30, 2001 to $2.5 million, compared to $2.9 million for the three months ended September 30, 2000. The decrease in the Cost of Revenues is due to the fact that commissions are not paid on those customer installment contracts that are not immediately purchased by finance companies. A portion of the installment contracts executed by our customers are not immediately purchased by finance companies. Instead, these installment contracts are held in a pool by our wholly-owned subsidiary, Olympus Financial, Inc., which are billed each month on our behalf and are shown as receivables. Because these installment contracts are not immediately purchased by a finance company, a much lower commission is paid to third parties, thus significantly decreasing the cost of revenues. As a percentage of Revenues, Costs of Revenues decreased from 69.0% for the three months ended September 30, 2000 to 57.0% for the three months ended September 30, 2001. This decrease is primarily due to the change in the commission structure to account for those installment contracts not immediately purchased by finance companies.

Gross Profit

         Gross Profits increased by $0.6 million, or 46.2%, for the three months ended September 30, 2001 to $1.9 million, compared to $1.3 million for the three months ended September 30, 2000. Our gross profit was positively impacted by the change in payment of commissions to third parties described above. Our gross margin increased to 43.0% in the first three months of 2001 from 31.0% in the same period of 2000.

Selling, General and Administrative

         Selling, general and administrative increased by $0.3 million or 20.0%, to 1.8 million for the three months ended September 30, 2001, compared to $1.5 million for the three month period ended September 30, 2000. This increase in our selling, general and administrative expenses is primarily due to expenses associated with the launch of Bring It Home and certain one-time expenses to consultants. As a percentage of revenues, our selling, general and administrative expenses increased to 42.1% for the three months ended September 30, 2001 from 34.8% for the same period in 2000. We anticipate that our selling, general and administrative expenses will increase for the period ending December 31,2001 due to expenses associated with the acquisition of Netgateway.

Income (Loss) from Operations

         Income (Loss) from Operations increased by $0.2 million, or 124.2%, for the three months ended September 30, 2001 to income from operations of $38,897, compared to a loss of $0.2 million for the three months ended September 30, 2000 based upon the above discussion of the financial operations.

Other Income (Expense), Net

         Interest expense increased by $6,504, or 265.0%, for the three months ended September 30, 2001, compared to interest income of $2,454 for the three month period ended September 30, 2000. Other income for the three month period ended September 30, 2000 consisted of interest income in the amount of $2,454 of interest paid by our financial lenders for deposits held in sweep accounts during the year. The interest expense of $4,050 for the three months ended September 30, 2001 consisted of interest we paid on a shareholder loan and funds borrowed under our credit facility.

Net Income (Loss)

         Net Income (Loss) increased by $192,989, or 122.0%, for the three months ended September 30, 2001 to net income of $34,847, compared to a net loss of $0.2 million for the three months ended September 30, 2000. This increase in net income is due to the factors discussed above relating to our financial operations.


Changes in Financial Condition

         At September 30, 2001, our total assets amounted to $6.6 million, as compared to $6.2 million at June 30, 2001. The $0.4 million or 6.5% increase in total assets during the three months ended September 30, 2001 was primarily the result of increases of $242,220 in contract and trade receivables, $126,723 in prepaid expenses, $251,473 in long-term contract receivables, $95,840 in long-term retainage receivables, and $50,000 in deposits, offset by decreases of $213,467 in cash, $183,692 in retainage and employee receivables, and $365 in property and equipment. Contract and trade receivables increased primarily due to our decision to sell fewer of our contracts to financing sources and to instead service the contracts on our own. Prepaid expenses increased due to higher prepayments made to seminar marketing companies for future commissions.

Long-term contract receivables and long-term retainage receivables increased primarily due to our decision to sell fewer of our contracts to financing sources and to instead service the contracts on our own. Deposits increased by $50,000 due to payments made to a new seminar company as a security deposit. Cash decreased primarily to fund working operations and changes in working capital. Net property and equipment decreased as the result of normal depreciation and amortization expense.

         At September 30, 2001, our total liabilities amounted to $1.1 million, as compared to $1.0 million at June 30, 2001. The $0.1 million or 10% increase in total liabilities was primarily a result of the $104,175 borrowed under our Zions Facility described below, an increase of $32,674 in our accounts payable, and an increase of $39,264 in deferred revenue offset by a $40,028 decrease in accrued expenses, and a decrease of $12,200 in payments on a shareholder loan. Our short-term debt and accounts payable increased due to borrowings and expenses incurred to fund our operations. Deferred revenue increased due to back end packages sold to customers representing fees to be recognized over future months. Accrued expenses decreased primarily due to reductions in accrued salaries. During the three months ended September 30, 2001, we paid in full the note owed to one of our shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had working capital of $1,259,126, compared to working capital of $1,411,227 at June 30, 2001.

         During the three month period ended September 30, 2001, we used $290,413 of cash in our operating activities, used $15,029 of cash in our investing activities and generated $91,975 of cash in our financing activities. During the three month period ended September 30, 2000, we generated $75,072 of cash from our operating activities, used $4,797 of cash in our investing activities and used $50,966 of cash in our financing activities.

         Our operating cash flow for the three months ended September 30, 2001 was negatively impacted by the use of $152,101 of our working capital. The uses of cash were partially offset by net income of $34,847, $378,068 in allowances for doubtful accounts, $15,394 in depreciation and amortization, $210,000 in issuances of stock for consulting services and stock options, and $71,938 in accounts payable and deferred revenue. Our investing activities during the three month period ended September 30, 2001 included purchases of property and equipment of $15,029. Our financing activities during the three month period ended September 30, 2001 included the borrowings of $104,175 on our line of credit and payments on a shareholder loan in the aggregate amount of $12,200.

         On September 11, 2001, through our wholly-owned subsidiary ePenzio, Inc., we obtained a $1 million revolving line of credit from Zions First National Bank (the "Zions Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (6.5% on September 11, 2001). All accrued and unpaid interest and principal owed under the Zions Facility are due on September 1, 2002. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of September 30, 2001, the Company had drawn on the Zions Facility in the amount of $104,175. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $1 million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis.

         We maintain trade credit arrangements with certain of our suppliers. The unavailability of a significant portion of, or the loss of, the Zions Facility and trade credit from our suppliers would have a material adverse effect on our financial condition and operations.

         In the event of the termination of contracts with all or most of the finance companies with which we have developed relationships, we may be unable to meet our anticipated working capital needs or routine capital expenditures on a short-term and long-term basis.

         Our management believes that existing cash and cash equivalents and borrowings available under our Zions Facility, and cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. Our cash and cash equivalents are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and our $1 million line of credit under the Zions Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing from the issuance of debt or equity securities. We are currently negotiating a bridge loan with institutional investors of approximately $1.0 million to cover expenses associate with acquisitions. There can be no assurances that we will be successful in obtaining additional equity or debt financing.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to legal proceedings from the information previously reported in our transition report on Form 10-KSB/T for the transition period ended June 30, 2001. We urge you to review our transition report on Form 10-KSB/T for the transition period ended June 30, 2001 for a detailed description of these legal proceedings.

In the normal course of business, we have various other legal claims and other contingent matters, including items raised by government agencies. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         Exhibit #        Exhibit Description
         ---------        -------------------

         2.1 Agreement and Plan of Merger among Netgateway, Inc., Category 5 Technologies, Inc., and C5T Acquisition Corp., dated October 23, 2001. +

         3.1              Bylaws of Category 5 Technologies, Inc. +

         3.2 Amended and Restated Certificate of Incorporation of Network Investor Communications, Inc. ++

         3.3 Certificate of Correction to the Amended and Restated Certificate of Incorporation of Category 5 Technologies, Inc. +

         *10.1            Category 5 Technologies, Inc. Long-Term Incentive Plan
                          ++

         *10.2            Category 5 Technologies, Inc. 2001 Director Option
                          Plan ++

         *10.3 Amendment No. 1 to the Employment Agreement between Category 5 Technologies, Inc. and William C. Gibbs, dated October 31, 2001. +

         *10.4 Amendment No. 1 to the Employment Agreement between Category 5 Technologies, Inc. and Mitchell Edwards, dated October 31, 2001. +

         *10.5            Option to Purchase Common Stock issued to William C.
                          Gibbs and dated August 6, 2001 (500,000 shares). +

         *10.6 Option to Purchase Common Stock issued to Mitchell Edwards and dated August 6, 2001 (500,000 shares). +++

         10.7 Business Loan Agreement (Asset Based) by and between Zions First National Bank, a national banking association, and ePenzio, Inc. and dated September 11, 2001, ($1 Million Line of Credit Facility). +++

         10.8 $1 Million Secured Promissory Note issued by ePenzio, Inc. in favor of Zions First National Bank, on September 11, 2001. +++

         10.9             Commercial Security Agreement, between ePenzio, Inc.
                          and Zions First National Bank, dated September 11, 2001, related to the $1 Million Zions First National Bank Credit Facility. +++

         * Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         + Incorporated by reference to the Exhibits filed with the Category 5 Technologies, Inc. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 9, 2001.

         ++ Incorporated by reference to the Annexes of Category 5 Technologies, Inc.'s Revised Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 19, 2001.

         +++ Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Transition Report on Form 10-KSB/T for the period ended June 30, 2001.



b.       Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CATEGORY 5 TECHNOLOGIES, INC.

/s/ William C. Gibbs                                   Dated:  November 19, 2001
--------------------                                         -------------------
William C. Gibbs
Chief Executive Officer


/s/ Mitchell Edwards                                   Dated:  November 19, 2001
--------------------                                         -------------------
Mitchell Edwards
President (Principal Financial Officer)