Form 10QSB
period 2001-12-31
CATEGORY 5 TECHNOLOGIES INC
filed 2002-02-19
CIK 1034777

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 0-25463
                                                -------

                          CATEGORY 5 TECHNOLOGIES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)
        ----------------------------------------------------------------



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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of February 15, 2002, 12,215,000 shares of Category 5 Technologies, Inc.'s common stock, par value $.001 per share, were outstanding.

                          CATEGORY 5 TECHNOLOGIES, INC.


                                Table of Contents

                                                                                               Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated balance sheet, December 31, 2001 (Unaudited)                      3
                  and June 30, 2001

                  Consolidated statement of income for the three months and six                  4
                  months ended December 31, 2001 and 2000 (Unaudited)

                  Consolidated statement of cash flows for the six months ended                  5
                  December 31, 2001 and 2000 (Unaudited)

                  Notes to consolidated financial statements                                     6

         Item 2. Management's Discussion and Analysis or Plan of Operations                      8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                               16

         Item 2. Changes in Securities and Use of Proceeds                                       16

         Item 4. Submission of Matters to a Vote of Security Holders                             17

         Item 6. Exhibits and Reports on Form 8-K                                                17

         Signatures                                                                              20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------------

                                                                                         December 31,          June 30,
 ASSETS                                                                                      2001                2001
 ------                                                                                  (Unaudited)
                                                                                        --------------      -------------
 CURRENT ASSETS:
   Cash and cash equivalents                                                            $      574,071      $     215,866
   Receivables, net:
        Contract, net of allowance of $1,136,681 and $685,000, respectively                  2,110,980          1,270,752
        Trade, net of allowance of $180,370 and $0, respectively                               231,853            207,270
        Shareholders                                                                            30,000                  -
        Retainages, net of allowance of $206,894 and $74,604, respectively                     282,755            186,439
        Employees                                                                                3,108              4,500
   Prepaid expenses                                                                            214,001            227,539
   Deferred tax asset                                                                          473,000            296,000
                                                                                        ---------------------------------

             Total current assets                                                            3,919,768          2,408,366

   Property and equipment, net                                                                 213,250            170,561

 Contract receivables - long-term, net of allowance of $2,273,363 and                        4,221,960          2,542,503
$1,369,000, respectively
 Retainage receivables - long-term, net of allowance of $0 and $0, respectively              1,147,536            567,461
 Deposits and other                                                                             86,618             24,118
 Deferred tax asset                                                                            887,000            534,000
                                                                                        ---------------------------------

 TOTAL                                                                                  $   10,476,132      $   6,247,009
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND  EQUITY
 -----------------------

   Current liabilities:
        Line of Credit                                                                  $      344,385                  -
        Notes payable                                                                          746,667                  -
        Accounts payable                                                                       424,272             60,223
        Accrued expenses                                                                        94,416            234,716
        Income taxes payable                                                                 1,920,000            690,000
        Deferred revenue                                                                        63,087                  -
        Loan from shareholder                                                                        -             12,200
                                                                                        ---------------------------------

             Total current liabilities                                                       3,592,827            997,139
                                                                                        ---------------------------------

   Equity:
        Common stock, $0.001 par value, 50,000,000 shares authorized, 12,200,000
        and 11,500,000 shares issued and outstanding, respectively                              12,200             11,500
   Additional paid in capital                                                                  351,811             35,300
   Retained earnings                                                                         6,519,294          5,203,070
                                                                                        ---------------------------------

         Total equity                                                                        6,883,305          5,249,870
                                                                                        ---------------------------------

                                                                                        $   10,476,132      $   6,247,009
                                                                                        ---------------------------------

-------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.


                                      CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF INCOME
                                                       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------



                                                                   Three Months Ended              Six Months Ended
                                                                      December 31                    December 31
                                                               -----------------------------------------------------------
                                                                   2001            2000           2001            2000
                                                               -----------------------------------------------------------

Revenues                                                       $  7,079,812    $  2,977,011  $  11,436,017    $  7,188,825

Cost of revenues                                                  3,351,046       1,482,298      5,833,421       4,387,515
                                                               -----------------------------------------------------------

        Gross profit                                              3,728,766       1,494,713      5,602,596       2,801,310

Selling, general and administrative expenses                      1,722,914         788,612      3,557,847       2,255,805
                                                               -----------------------------------------------------------

        Income from operations                                    2,005,852         706,101      2,044,749         545,505

Other income:
        Interest (expense) income                                   (24,475)          1,379        (28,525)          3,833
                                                               -----------------------------------------------------------

            Net income (loss) before income taxes                 1,981,377         707,480      2,016,224         549,338

(Provision) benefit for income taxes:
        Current                                                  (1,230,000)              -     (1,230,000)              -
        Deferred                                                    530,000               -        530,000               -
                                                               -----------------------------------------------------------

                                                                  (700,000)               -      (700,000)               -
                                                               -----------------------------------------------------------

           Net income                                          $  1,281,377     $   707,480  $   1,316,224    $    549,338
                                                               -----------------------------------------------------------

Weighted average shares
        Basic                                                    12,200,000       9,000,000     12,055,000       9,000,000
                                                               -----------------------------------------------------------
        Diluted                                                  15,032,000       9,000,000     14,492,000       9,000,000
                                                               -----------------------------------------------------------

Earnings per share
        Basic                                                  $       0.11    $       0.08  $        0.11    $       0.06
                                                               -----------------------------------------------------------
        Diluted                                                $       0.09    $       0.08  $        0.09    $       0.06
                                                               -----------------------------------------------------------

Pro forma earnings (loss) per share:
        Income as reported                                     $  1,281,377    $    707,480  $   1,316,224    $    549,338
        Pro forma expense for income taxes                                -         276,000              -         214,000
                                                               -----------------------------------------------------------

        Pro forma income                                       $  1,281,377    $    431,480  $   1,316,224    $    335,338
                                                               -----------------------------------------------------------

Pro forma earnings per share
        Basic                                                  $       0.11    $       0.05  $        0.11    $       0.04
                                                               -----------------------------------------------------------
        Diluted                                                $       0.09    $       0.05  $        0.09    $       0.04
                                                               -----------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.



                                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                             -----------------------------------
                                                                                     2001                2000
                                                                             -----------------------------------
Cash flows from operating activities:
   Net income                                                                $     1,316,224       $     549,338
   Adjustments to reconcile net income to net cash used in
     operating activities:
        Allowance for doubtful accounts                                            1,281,440             110,000
        Depreciation and amortization                                                 32,235              31,943
        Deferred tax assets                                                         (530,000)                  -
        Issuance of stock for consulting services                                    175,000                   -
        Issuance of stock options for services                                        35,000                   -
        Issuance of warrants-debt cost                                                15,000                   -
        Amortization of notes payable discount                                         6,667                   -
        Decrease (increase) in:
           Contract receivables                                                   (3,875,729)                  -
           Trade receivables                                                         (24,583)            (98,038)
           Retainages receivable                                                    (601,787)           (560,992)
           Employee receivables                                                        1,392              (8,900)
           Due from shareholder                                                      (30,000)                  -
           Prepaid expenses                                                          131,778              22,404
           Deposits                                                                  (62,500)                  -
        (Decrease) increase in:
           Accounts payable                                                          364,049              85,069
           Income taxes payable                                                    1,230,000                   -
           Deferred revenue                                                           63,087                   -
           Accrued expenses                                                         (140,300)           (131,517)
                                                                             -----------------------------------

           Net cash used in operating activities                                    (613,027)               (693)

Cash flows from investing activities:
   Proceeds from short-term loan                                                           -              70,000
   Purchases of property and equipment                                               (74,924)             (4,797)
                                                                             -----------------------------------

           Net cash (used in) provided by
             investing activities                                                    (74,924)             65,203
                                                                             -----------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                                       713,971                   -
   Net borrowings on line of credit                                                  344,385                   -
   Payments on shareholder loan                                                      (12,200)                  -
  Dividends paid                                                                           -             (95,380)
                                                                             -----------------------------------

          Net cash provided by (used in)
          financing activities                                                     1,046,156             (95,380)
                                                                             -----------------------------------


Net increase (decrease) in cash and cash equivalents                                 358,205             (30,870)

Cash and cash equivalents, beginning of period                                       215,866              92,620
                                                                             -----------------------------------

Cash and cash equivalents, end of period                                     $       574,071       $      61,750
                                                                             -----------------------------------

----------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.

CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
--------------------------------------------------------------------------------
1.  Basis of             Unaudited Financial Statements
    Presentation         In the opinion of the Company's management, the
                         accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

                         The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's June 30, 2001 Report on Form 10-KSB/T.

                         Net Earnings Per Common Share
                         Net earnings per common share for the three months and six months ended December 31, 2001 and 2000 is based on the weighted average number of shares outstanding during the period. The proforma earnings per share calculation reflects an estimate for taxes as if the Company and its subsidiaries were C-corporations since July 1, 2000. Diluted net earnings per common share for the three months and six months ended December 31, 2001 and 2000 is based on the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share that were outstanding for the respective periods.

                         The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                                         Three months ended       Six months ended
                                                                            December 31             December 31
                                                                       ----------------------- -----------------------
                                                                          2001        2000        2001        2000
                                                                       ----------- ----------- ----------- -----------

                              Weighted average common shares
                              outstanding                              12,200,000   9,000,000  12,055,000   9,000,000
                              Dilutive effect of options and
                              warrants                                  2,832,000           -   2,437,000           -
                                                                       ----------- ----------- ----------- -----------
                              Weighted average shares outstanding,
                              assuming dilution                        15,032,000   9,000,000  14,492,000   9,000,000
                                                                       =========== =========== =========== ===========

2.  Convertible          The Company issued $820,000 of convertible notes
    Notes Payable        payable to 16 investors in November 2001. The
                         convertible notes payable are due in November 2002, and are presented in the financial statements as notes payable in current liabilities. From August 2002 through November 2002, the investors may convert the notes payable into shares of the Company's common stock at the lesser of $2.00 per share or the price per share of any private placement of shares of the Company's common stock that occurs between November 2001 through November 2002. The convertible notes payable accrue interest at the rate of 8%. The Company also granted a total of 779,000 warrants to the 16 investors. The warrants granted are exercisable at $1.69 and expire in November 2006. The warrants have been valued at approximately $80,000 for the financial statements and are classified as additional paid-in capital, and the cost is being amortized over the term of the notes as additional interest expense.

3.  Subsequent           On January 9, 2002, the Company purchased all of the
    Events               issued and outstanding membership interests of Exposure
                         International, LLC for $12,500. Exposure International holds certain intellectual property and software that the Company may sell and/or license.

                         On January 22, 2002, the Company completed its acquisition of Transaxis, S.A., a Swiss Company. Pursuant to the Stock Purchase and Exchange Agreement, the Company acquired all of Transaxis' outstanding capital stock for 15,000 shares of the Company's common stock.

                         On January 14, 2002, the Company entered into a Termination and Release Agreement with Netgateway, Inc. ("Netgateway") and C5T Acquisition Corp., the Company's wholly-owned subsidiary ("C5T"), that terminated the Agreement and Plan of Merger (the "Merger Agreement") previously entered into by Netgateway, C5T and the Company on October 23, 2001. Pursuant to the Termination Agreement, Netgateway is required to pay to the Company an expense reimbursement fee in the aggregate amount of $260,631, which shall be paid in various monthly installments of at least $20,000. To date, the Company has not received any portion of the expense reimbursement fee from Netgateway.

                         On January 29, 2002, the Company announced that it signed a non-binding letter of intent to acquire Flash Ally, LLC of Orem, Utah. The transaction is subject to the Company's due diligence, the parties agreement to final terms, execution of final documentation, and other customary provisions.

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

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include the impact of our acquisitions of Transaxis, S.A. and Exposure International, LLC; the acquisition of Transaxis will enable us to offer our products and services to business and financial institutions internationally; our ability to successfully market our own seminars to increase our revenue; projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to our seminars and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; and other risks detailed in this filing and in our most recent Form 10-KSB/T. Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors outside our control can result in volatility in our common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to our business description and additional risk factors sections included in our Form 10-KSB/T for the transition period ended June 30, 2001, as filed with the Securities and Exchange Commission.

Recent Developments
-------------------

         On November 21, 2001, we issued to sixteen accredited investors an aggregate of $820,000 in convertible promissory notes, in exchange for an aggregate of $820,000 cash. From the sale of the convertible promissory notes, we realized $714,000 after payment of a commission in the amount of $82,000 to TerraNova Capital Partners LLC, our placement agent, and other transaction costs related to the offering. Each convertible promissory note has a term of one year and bears interest at a rate of 8% per annum. During the period of August 2002 through November 2002, each convertible promissory note begins to be eligible to be converted at the option of the holder, on a dollar-for-dollar basis, into shares of our common stock, at a share price equal to the lower of $2 per share or the price per share of a future private placement, as more specifically set forth in each convertible promissory note. In addition to the convertible promissory note, each holder of a convertible promissory note received a warrant to purchase 950 shares of our common stock for each $1,000 of notes purchased, exercisable at $1.69 per share, subject to adjustment as provided in the warrant. These warrants expire in five years and include a cashless exercise feature. Each warrant is immediately exercisable. Each holder of a convertible promissory note and warrant has certain registration rights relating to the shares of our common stock that may be issued upon conversion of the notes and exercise of the warrants.

         On January 9, 2002, we completed our purchase of the issued and outstanding membership interests of Exposure International, LLC for $12,500, which was under the approval of the Federal Bankruptcy Court. Exposure International holds certain intellectual property and software that we may sell and/or license. The software is an advanced email marketing and promotions product that enables businesses to communicate with existing and prospective customers on a targeted, real-time basis. The software is tied to a database that accretes information and enables companies to perform data-mining to further customize communications and promotions.

         On January 22, 2002, we completed our acquisition of Transaxis, S.A., a Swiss Company. Pursuant to a stock purchase and exchange agreement, we acquired all of Transaxis' outstanding capital stock for 15,000 restricted shares of our common stock. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We anticipate that our acquisition of Transaxis will enable us to offer our products and services to businesses and financial institutions internationally.

         On January 14, 2002, we entered into a Termination and Release Agreement with Netgateway, Inc. ("Netgateway") and C5T Acquisition Corp., our wholly-owned subsidiary ("C5T"), that terminated the Agreement and Plan of Merger (the "Merger Agreement") previously entered into by Netgateway, C5T and Category 5 on October 23, 2001. Pursuant to the Termination Agreement, Netgateway is required to pay to us an expense reimbursement fee in the aggregate amount of $260,631, which shall be paid in various monthly installments of at least $20,000. To date, we have not received any portion of the expense reimbursement fee from Netgateway.

         On January 29, 2002, we announced that we signed a non-binding letter of intent to acquire Flash Ally, LLC of Orem, Utah. The transaction is subject to our due diligence, the parties agreement to final terms, execution of final documentation, and other customary provisions.


Results of Operations
---------------------

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

         The following table sets forth certain income statement information of Category 5 for the three months ended December 31, 2001 and December 31, 2000:


                                                     December 31,                       December 31,
                                                         2001             Percent of        2000          Percent of
                                                     (Unaudited)           Revenues     (Unaudited)       Revenues
                                                   ------------------ --------------- ------------------ --------------
Revenues                                                 $ 7,079,812            100%        $ 2,977,011           100%
Cost of revenues                                           3,351,046           47.3%          1,482,298          49.8%
                                                   ------------------ --------------- ------------------ --------------
     Gross profit                                          3,728,766           52.7%          1,494,713          50.2%
Selling, general and administrative                        1,722,914           24.4%            788,612          26.5%
                                                   ------------------ --------------- ------------------ --------------
Income from operations                                     2,005,852           28.3%            706,101          23.7%
Other income
     Interest income (expense)                               (24,475)          (0.3%)             1,379           0.1%
                                                   ------------------ --------------- ------------------ --------------
     Net income before income taxes                        1,981,377           28.0%            707,480          23.8%
(Provision) Benefit for Income taxes
     Current                                              (1,230,000)         (17.4%)                 -              -
     Deferred                                                530,000            7.5%                  -              -
                                                   ------------------ --------------- ------------------ --------------
Net income                                               $ 1,281,377           18.1%        $   707,480          23.8%
                                                   ================== =============== ================== ==============


Revenues

         Revenues increased by $4.1 million, or 138%, for the three months ended December 31, 2001 to $7.1 million, compared to $3.0 million for the three months ended December 31, 2000. The increase in revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of additional relationships with third-party referral sources and (ii) revenue generated by Bring It Home, Inc., our wholly-owned subsidiary, and its hosting, web-site sales, and the sale of ePenzio merchant accounts. Through Bring It Home, Inc. we are attempting to market our own seminars in order to capture as much of the associated revenues from customers as possible. This allows us to retain the portion of the revenues that would otherwise have gone to third-party referral sources. We initiated these efforts through Bring It Home over the last four months and therefore we are not able to estimate whether or not our efforts to market our own seminars will continue to increase our total revenues. Our revenue was impacted negatively by the terrorist attacks on September 11, 2001, which we believe adversely effected the level of aggregate travel and demand for out-of-state seminars of our customers and prospective customers. While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is to be attributable to summer vacations and the Thanksgiving and December holiday season.

Cost of Revenues

         Cost of revenues increased by $1.9 million, or 126%, for the three months ended December 31, 2001 to $3.4 million, compared to $1.5 million for the three months ended December 31, 2000. The increase in the cost of revenues is due to an increase in the volume of new accounts as a result of additional relationships with third-party referral sources, as indicated above. As a percentage of revenues, costs of revenues decreased from 49.8% for the three months ended December 31, 2000 to 47.3% for the three months ended December 31, 2001. This decrease is primarily due to the fact that ePenzio, our wholly-owned subsidiary, does not pay any commissions to Bring It Home for the sales generated by Bring It Home and that much lower commissions are paid on those customer installment contracts that are not immediately purchased by finance companies. A portion of the installment contracts executed by our customers are not immediately purchased by finance companies. Instead, these installment contracts are billed each month on our behalf and are shown as contract receivables. Because these installment contracts are not immediately purchased by a finance company, a much lower commission is paid to third parties, thus significantly decreasing the cost of revenues.

Gross Profit

         Gross profits increased by $2.2 million, or 149%, for the three months ended December 31, 2001 to $3.7 million, compared to $1.5 million for the three months ended December 31, 2000. Our gross profit was positively impacted by the change in payment of commissions to third parties described above. Our gross margin increased to 52.7% for the three months ended December 31, 2001, from 50.2% in the same period in 2000.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $0.9 million or 118%, to 1.7 million for the three months ended December 31, 2001, compared to $0.8 million for the three month period ended December 31, 2000. This increase in our selling, general and administrative expenses is primarily due to expenses associated with the launch of Bring It Home, increased salaries associated with a greater number of employees, and expenses associated with the terminated acquisition of Netgateway, Inc. As a percentage of revenues, our selling, general and administrative expenses decreased to 24.4% for the three months ended December 31, 2001 from 26.5% for the same period in 2000.

Income from Operations

         Income from operations increased by $1.3 million, or 184%, for the three months ended December 31, 2001 to income from operations of $2.0 million, compared to income of $0.7 million for the three months ended December 31, 2000, based upon the above discussion of the financial operations.

Other Income (Expense), Net

         Interest expense increased to $24,475 for the three months ended December 31, 2001, compared to interest income of $1,379 for the three months ended December 31, 2000. Other income for the three month period ended December 31, 2001 consisted of interest income in the amount of $626 of interest paid by our financial lenders for deposits held in sweep accounts during the year. The interest expense of $24,475 for the three months ended December 31, 2001 consisted of $165 of interest we paid on a shareholder loan, $2,948 of interest related to funds borrowed under our credit facility, and $21,988 of accrued interest and amortization of the discount and prepaid loan fees on the $820,000 of convertible promissory notes sold on November 21, 2001.

(Provision) Benefit for Income Taxes

         For the three months ended December 31, 2001, we accrued a $1.2 million current income tax expense due to our net income without allowing deductions for bad debt allowances on receivables, and a deferred tax asset of $0.5 million, due to the increase in bad debt allowances. During the three months ended December 31, 2000, we did not accrue current or deferred income tax liabilities or benefits.

Net Income

         Net Income increased by $0.6 million, or 81%, for the three months ended December 31, 2001 to net income of $1.3 million, compared to net income of $0.7 million for the three months ended December 31, 2000. This increase in net income is due to the factors discussed above relating to our financial operations. As a percentage of revenues, our net income decreased from 23.8% to 18.1% for the three month periods ended December 31, 2000 and 2001, respectively. This increase was primarily due to the factors discussed above relating to our financial operations.

Six Months Ended December 31, 2001 Compared to the Six Months Ended December 31, 2000

         The following table sets forth certain income statement information of Category 5 for the six months ended December 31, 2001 and December 31, 2000:


                                                     December 31,                       December 31,
                                                         2001           Percent of          2000          Percent of
                                                     (Unaudited)         Revenues        (Unaudited)       Revenues
                                                  ------------------- --------------- ------------------ --------------
Revenues                                                 $11,436,017            100%        $ 7,188,825           100%
Cost of revenues                                           5,833,421           51.0%          4,387,515          61.0%
                                                  ------------------- --------------- ------------------ --------------
     Gross profit                                          5,602,596           49.0%          2,801,310          39.0%
Selling, general and administrative                        3,557,847           31.1%          2,255,805          31.4%
                                                  ------------------- --------------- ------------------ --------------
Income from operations                                     2,044,749           17.9%            545,505           7.6%
Other income
     Interest income (expense)                              (28,525)           (0.3%)             3,833              -
                                                  ------------------- --------------- ------------------ --------------
     Net income before income taxes                        2,016,224           17.6%            549,338           7.6%
(Provision) Benefit for Income taxes
     Current                                             (1,230,000)         (10.7%)                  -              -
     Deferred                                                530,000            4.6%                  -              -
                                                  ------------------- --------------- ------------------ --------------
Net income                                               $ 1,316,224           11.5%        $   549,338           7.6%
                                                  =================== =============== ================== ==============


Revenues

         Revenues increased by $4.2 million, or 59%, for the six months ended December 31, 2001 to $11.4 million, compared to $7.2 million for the six months ended December 31, 2000. The increase in revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of additional relationships with third-party referral sources and (ii) revenue generated by Bring It Home and its hosting, web-site sales, and the sale of ePenzio merchant accounts. Through Bring It Home, we are attempting to market our own seminars in order to capture as much of the associated revenues from the customer as possible. This allows us to retain the portion of the revenues that otherwise would have gone to third-party referral sources. We initiated these efforts through Bring It Home over the last four months and therefore we are not able to estimate whether or not our efforts to market our own seminars will continue to increase our total revenues. Our revenue was impacted negatively by the terrorist attacks on September 11, 2001, which we believe adversely effected the level of aggregate travel and demand for out-of-state seminars of our customers and prospective customers. While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is to be attributable to summer vacations and the Thanksgiving and December holiday season.

Cost of Revenues

         Cost of Revenues increased by $1.4 million, or 33%, for the six months ended December 31, 2001 to $5.8 million, compared to $4.4 million for the six months ended December 31, 2000. The increase in the Cost of Revenues is due to an increase in the volume of new accounts as a result of additional relationships with third-party referral sources, as indicated above. As a percentage of Revenues, Costs of Revenues decreased from 61% for the six months ended December 31, 2000 to 51% for the six months ended December 31, 2001. This decrease is primarily due to the fact that ePenzio does not pay any commissions to Bring It Home for the sales generated by Bring It Home and that much lower commissions are paid on those customer installment contracts that are not immediately purchased by finance companies. A portion of the installment contracts executed by our customers are not immediately purchased by finance companies. Instead, these installment contracts are billed each month on our behalf and are shown as contract receivables. Because these installment contracts are not immediately purchased by a finance company, a much lower commission is paid to third parties, thus significantly decreasing the cost of revenues.

Gross Profit

         Gross Profits increased by $2.8 million, or 100%, for the six months ended December 31, 2001 to $5.6 million, compared to $2.8 million for the six months ended December 31, 2000. Our gross profit was positively impacted by the change in payment of commissions to third parties described above. Our gross margin increased to 49% for the six months ended December 31, 2001, from 39% in the same period in 2000.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by $1.3 million or 58%, to $3.6 million for the six months ended December 31, 2001, compared to $2.3 million for the six month period ended December 31, 2000. This increase in our selling, general and administrative expenses is primarily due to expenses associated with the launch of Bring It Home, increased salaries associated with more employees, and expenses associated with the terminated acquisition of Netgateway, Inc. As a percentage of revenues, our selling, general and administrative expenses decreased to 31.1% for the six months ended December 31, 2001 from 31.4% for the same period in 2000.

Income from Operations

         Income from Operations increased by $1.5 million, or 275%, for the six months ended December 31, 2001 to income from operations of $2.0 million, compared to income of $0.5 million for the six months ended December 31, 2000, based upon the above discussion of the financial operations.

Other Income (Expense), Net

         Interest expense increased to $28,525 for the six months ended December 31, 2001, compared to interest income of $3,833 for the six months ended December 31, 2000. Other income for the six month period ended December 31, 2001 consisted of interest income in the amount of $751 of interest paid by our financial lenders for deposits held in sweep accounts during the year. The interest expense of $28,525 for the six months ended December 31, 2001 consisted of $165 of interest we paid on a shareholder loan, $7,123 of interest related to funds borrowed under our credit facility, and $21,988 of accrued interest and amortization of the discount and prepaid loan fees on the $820,000 convertible promissory notes sold on November 21, 2001.

(Provision) Benefit for Income Taxes

         For the six months ended December 31, 2001, we accrued a $1.2 million current income tax expense due to our net income without allowing deductions for bad debt allowances on receivables, and a deferred tax asset of $0.5 million, due to the increase in bad debt allowances. During the six months ended December 31, 2000, we did not accrue current or deferred income tax liabilities or benefits.

Net Income

         Net Income increased by $0.8 million, or 140%, for the six months ended December 31, 2001 to net income of $1.3 million, compared to net income of $0.6 million for the six months ended December 31, 2000. This increase in net income is due to the factors discussed above relating to our financial operations. As a percentage of revenues, our Net Income increased from 7.6% to 11.5% for the six month periods ended December 31, 2000 and 2001, respectively. This increase was primarily due to the factors discussed above relating to our financial operations.

Changes in Financial Condition

         At December 31, 2001, our total assets amounted to $10.5 million, as compared to $6.2 million at June 30, 2001. The $4.2 million or 68% increase in total assets during the six months ended December 31, 2001 was primarily the result of increases of $358,205 in cash and cash equivalents, $2,544,268 in contract and trade receivables, $30,000 in shareholder receivables, $676,391 in retainages, $530,000 in deferred tax assets, $42,689 in property and equipment, and $62,500 in deposits, offset by decreases of $13,538 in prepaid expenses and $1,392 in employee receivables. Cash and cash equivalents increased primarily due to the sale of $820,000 of convertible promissory notes on November 21, 2001. Contract and trade receivables increased primarily due to our decision to sell fewer of our contracts to financing sources and to instead service the contracts on our own. The $30,000 shareholder receivable is the result of a loan to shareholders. Retainage receivables have increased due to our continuing to sell contracts to finance companies that require reserves on some purchase accounts. Prepaid expenses decreased due to not prepaying third-party groups at the end of December, 2001. Our current deferred tax asset has increased primarily due to the increase in the allowances for uncollectable receivables. Net property and equipment increased as the result of purchases of software, computer hardware, furniture, and fixtures required for our continued operation, offset by normal depreciation and amortization expense. Deposits increased by $62,500 due to payments made to a new seminar company as a security deposit.

         At December 31, 2001, our total liabilities amounted to $3.6 million, as compared to $1.0 million at June 30, 2001. The $2.6 million, or 260%, increase in total liabilities was primarily a result of the $344,385 borrowed under our Zions Facility described below, an increase of $746,667 in notes payable, an increase of $364,049 in our accounts payable (of which $260,631 was related to the termination of the Netgateway transaction), an increase of $1,230,000 in income taxes payable, and an increase of $63,087 in deferred revenue, offset by a $140,300 decrease in accrued expenses, and a decrease of $12,200 in loans to a shareholder. Our short-term debt and accounts payable increased due to borrowings and expenses incurred to fund our operations. Deferred revenue increased due to back end packages sold to customers representing fees to be recognized over future months. Accrued expenses decreased primarily due to reductions in accrued salaries. Income taxes payable increased due to the increased operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had working capital of $326,941 compared to working capital of $1,411,227 at June 30, 2001. This decrease in working capital is principally due to the increase in current liabilities described above, under the heading "Changes in Financial Condition."

         During the six month period ended December 31, 2001, we used $613,027 of cash in our operating activities, used $74,924 of cash in our investing activities and generated $1,046,156 of cash in our financing activities. During the six month period ended December 31, 2000, we used $693 of cash in our operating activities, generated $65,203 of cash in our investing activities and used $95,380 of cash in our financing activities.

         Our operating cash flow for the six months ended December 31, 2001 was negatively impacted by the increase in our contract and trade receivables. The uses of cash were partially offset by net income of $1,316,224, $1,281,440 in allowances for doubtful accounts, $32,235 in depreciation and amortization, $210,000 in issuances of stock for consulting services and stock options, $15,000 in issuance of warrants related to the cost of the convertible promissory notes, $6,667 in amortization of the notes payable discount, $131,778 in prepaid expenses, $364,049 in accounts payable, $1,230,000 in income taxes payable, and $63,087 in deferred revenue. Our investing activities during the six month period ended December 31, 2001 included purchases of property and equipment of $74,924. Our financing activities during the six month period ended

December 31, 2001 included proceeds from notes payable in the amount of $713,971, and borrowings of $344,385 on our line of credit and payments on a shareholder loan in the aggregate amount of $12,200.

         On September 11, 2001, our wholly-owned subsidiary, ePenzio, Inc., obtained a $1 million revolving line of credit from Zions First National Bank (the "Zions Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (5.75% as of December 31, 2001). All accrued and unpaid interest and principal owed under the Zions Facility are due on September 1, 2002. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of December 31, 2001, ePenzio had drawn on the Zions Facility in the amount of $344,385. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $1 million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis.

         On November 21, 2001, we issued to sixteen accredited investors an aggregate of $820,000 in convertible promissory notes, in exchange for an aggregate of $820,000 cash. From the sale of the convertible promissory notes, we realized $714,000 after payment of a commission in the amount of $82,000 to TerraNova Capital Partners LLC , our placement agent, and other transaction costs related to the offering. Each convertible promissory note has a term of one year and bears interest at a rate of 8% per annum. During the period of August 2002 through November 2002, each convertible promissory note begins to be eligible to be converted at the option of the holder, on a dollar-for-dollar basis, into shares of our common stock, at a share price equal to the lower of $2 per share or the price per share of a future private placement, as more specifically set forth in each convertible promissory note. In addition to the convertible promissory note, each holder of a convertible promissory note received a warrant to purchase 950 shares of our common stock for each $1,000 of notes purchased, exercisable at $1.69 per share, subject to adjustment as provided in the warrant. These warrants expire in five years and include a cashless exercise feature. Each warrant is immediately exercisable. Each holder of a convertible promissory note and warrant has certain registration rights relating to the shares of our common stock that may be issued upon conversion of the notes and exercise of the warrants.

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

         Our management believes that existing cash and cash equivalents and borrowings available under our Zions Facility, and cash from future operations will be sufficient to meet our anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months. Our cash and cash equivalents are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, and other potential cash needs as they may arise. Additionally, since part of our business strategy is to acquire other businesses, we may need to raise additional capital to fund the acquisition of these companies and to provide working capital in relation to these acquired businesses following their acquisition. On a longer-term basis, if future cash from operations and our $1 million line of credit under the Zions Facility are not sufficient to meet our cash requirements, we may be required to seek additional financing from the issuance of debt or equity securities.

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


Item 2.  Changes in Securities and Use of Proceeds

         (1) On November 21, 2001, we issued to sixteen accredited investors an aggregate of $820,000 in convertible promissory notes, in exchange for an aggregate of $820,000 cash. From the sale of the convertible promissory notes, we realized $714,000 after payment of a commission in the amount of $82,000 to TerraNova Capital Partners LLC, our placement agent, and other transaction costs related to the offering. Each convertible promissory note has a term of one year and bears interest at a rate of 8% per annum. During the period of August 2002 through November 2002, each convertible promissory note begins to be eligible to be converted at the option of the holder, on a dollar-for-dollar basis, into shares of our common stock, at a share price equal to the lower of $2 per share or the price per share of a future private placement, as more specifically set forth in each convertible promissory note.

         In addition to a convertible promissory note, each subscriber received a warrant to purchase 950 shares of our common stock for each $1,000 of notes purchased, exercisable at $1.69 per share, subject to adjustment as provided in the warrant. In addition, TerraNova Capital Partners LLC received a warrant to purchase 218,900 shares of common stock as part of its commission. These warrants expire in five years and include a cashless exercise feature. Each warrant is immediately exercisable.

         Our offer and sale of each convertible promissory note and warrant, as described above, were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of the Act, inasmuch as each subscriber has represented to us that such subscriber qualifies as an "accredited investor" as defined by Rule 501(a) of the Act, and there were fewer than 35 offerees, at the time of such offer and sale.

         (2) On January 22, 2002, we issued an aggregate of 15,000 restricted shares of our common stock in exchange for all of the outstanding capital stock of Transaxis, S.A., a Swiss company, pursuant to a stock purchase and exchange agreement. We believe the issuance of our common stock to the former stockholders of Transaxis was exempt from the registration requirements of the Act pursuant to Regulation S and/or Section 4(2) of the Act and the rules promulgated thereunder, inasmuch as each former Transaxis stockholder is a resident of a foreign country, the offer and sale of such securities occurred outside of the United States, and the transaction did not involve a public offering. In addition, each former Transaxis stockholder has represented to us that such stockholder qualifies as an "accredited investor" as defined by Rule 501(a) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Special Meeting in lieu of Annual Meeting of Shareholders on December 7, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A.

         The matters described below were voted on at the meeting and the results were as follows:

         1. Election of William C. Gibbs, Mitchell Edwards, Edward P. Mooney, Paul Anderson, and Brad Crawford to serve until the 2002 Annual Meeting of Stockholders.

Director Nominee          For       Withheld       Abstain      Broker Non-Votes
William C. Gibbs      6,418,833           0            500               47,343
Mitchell Edwards      6,418,833           0            500               47,343
Edward P. Mooney      6,418,833           0            500               47,343
Paul Anderson         6,418,833           0            500               47,343
Brad Crawford         6,418,833           0            500               47,343

         2. Amendment to the Long-Term Incentive Plan of Category 5 Technologies, Inc. to increase the number of shares of Category 5 Technologies common stock reserved and available for awards under the Long-Term Incentive Plan to 6,000,000 shares


             For           Against         Abstain      Broker Non-Votes
          6,173,825           500            300              292,051

         3. Ratification of the appointment of Tanner + Co. as our independent auditors for the fiscal year ending June 30, 2002:

             For           Against         Abstain      Broker Non-Votes
          6,420,434           500            200               45,542

Item 6.  Exhibits and Reports on Form 8-K

          a.       Exhibits:

      Exhibit#     Exhibit Description
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

         10.9 Commercial Security Agreement, between ePenzio, Inc. and Zions First National Bank, dated September 11, 2001, related to the $1 Million Zions First National Bank Credit Facility. +++

         10.10 Termination and Release Agreement between Category 5 Technologies, Inc., Netgateway, Inc. and C5T Acquisition Corp., dated January 14, 2002. ++++

         10.11  Form of Convertible Promissory Note.+

         10.12 Form of Warrant to Purchase Common Stock of Category 5 Technologies, Inc.+

         10.13  Form of Bridge Loan Subscription Agreement.+

         10.14  Form of Registration Rights Agreement.+

         10.15 Engagement Agreement by and between Category 5 Technologies and TerraNova Capital Partners LLC, dated August 10, 2001. +

         * Management contract for compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         + Filed herein

         ++ Incorporated by reference to the Annexes of Category 5 Technologies, Inc.'s Revised Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 19, 2001.

         +++ Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Transition Report on Form 10-KSB/T for the period ended June 30, 2001.

         ++++ Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2002.


         b. Reports on Form 8-K:

         On January 18, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, which report described the execution of a Termination and Release Agreement between Netgateway, Inc., C5T Acquisition Corp. and us, dated January 14, 2002 (the "Termination Agreement"). The Termination Agreement terminated the Agreement and Plan of Merger entered into by the parties on October 23, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CATEGORY 5 TECHNOLOGIES, INC.

/s/ William C. Gibbs                               Dated:  February 19, 2001
-------------------------                                  -----------------
William C. Gibbs
Chief Executive Officer


/s/ Mitchell Edwards                               Dated:  February 19, 2001
-------------------------                                  -----------------
Mitchell Edwards
President (Principal Financial Officer)