Form 10QSB
period 2002-03-31
CATEGORY 5 TECHNOLOGIES INC
filed 2002-05-15
CIK 1034777

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB



(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                     2755 East Cottonwood Parkway, Suite 420
                           Salt Lake City, Utah 84121
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (801) 365-1000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                     2755 East Cottonwood Parkway, Suite 450
                           Salt Lake City, Utah 84124
                           --------------------------
                       (Former Address Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 14, 2002, 17,557,769 shares of Category 5 Technologies, Inc.'s common stock, par value $.001 per share, were outstanding.

                          CATEGORY 5 TECHNOLOGIES, INC.


                                Table of Contents



PART I. FINANCIAL INFORMATION                                              Page

    Item 1. Financial Statements

        Consolidated balance sheet, March 31, 2002 (Unaudited)               3
        and June 30, 2001

        Consolidated statement of income for the three months and            4
        nine months ended March 31, 2002 and 2001 (Unaudited)

        Consolidated statement of cash flows for the nine months             5
        ended March 31, 2002 and 2001 (Unaudited)

        Notes to consolidated financial statements                           6

    Item 2. Management's Discussion and Analysis or Plan of Operations       9


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                               19

    Item 2. Changes in Securities and Use of Proceeds                       19

    Item 6. Exhibits and Reports on Form 8-K                                20

    Signatures                                                              22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------------

                                                                                         March 31,            June 30,
 ASSETS                                                                                     2002                2001
 ------                                                                                 (Unaudited)
                                                                                      -----------------------------------
 CURRENT ASSETS:
   Cash and cash equivalents                                                            $      393,794      $     215,866
   Receivables, net:
        Contract, net of allowance of $1,462,636 and $685,000, respectively                  2,716,324          1,270,752
        Trade                                                                                  650,695            207,270
        Shareholders                                                                            30,000                  -
        Retainages, net of allowance of $206,894 and $74,604, respectively                     254,270            186,439
        Employees                                                                                4,790              4,500
   Prepaid expenses                                                                            373,260            227,539
   Deferred tax asset                                                                          712,000            296,000
                                                                                  ---------------------------------------

             Total current assets                                                            5,135,133          2,408,366

   Property and equipment, net                                                                 790,654            170,561

 Contract receivables - long-term, net of allowance of $2,925,272 and                        5,432,649          2,542,503
$1,369,000, respectively
 Retainage receivables - long-term, net of allowance of $128,056 and $0,                     1,249,516            567,461
respectively
 Deposits and other                                                                             86,618             24,118
 Intangibles                                                                                 1,571,000                  -
 Deferred tax asset                                                                          1,191,000            534,000
                                                                                  ---------------------------------------

 TOTAL                                                                                $     15,456,570    $     6,247,009
                                                                                  ---------------------------------------

-------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND  EQUITY
 -----------------------

   Current liabilities:
        Line of credit                                                                  $      694,715                  -
        Convertible notes payable                                                              766,668                  -
        Accounts payable                                                                       971,696             60,223
        Accrued expenses                                                                       202,499            234,716
        Income taxes payable                                                                 2,687,000            690,000
        Deferred revenue                                                                        75,846                  -
        Fair value allowance                                                                   523,776                  -
        Loan from shareholder                                                                        -             12,200
                                                                                  ---------------------------------------

             Total current liabilities                                                       5,922,200            997,139
                                                                                  ---------------------------------------

   Equity:
        Common stock, $0.001 par value, 50,000,000 shares authorized, 14,453,000
        and 11,500,000 shares issued and outstanding, respectively                              14,453             11,500
   Additional paid in capital                                                                2,532,683             35,300
   Retained earnings                                                                         6,987,234          5,203,070
                                                                                  ---------------------------------------

         Total equity                                                                        9,534,370          5,249,870
                                                                                  ---------------------------------------

                                                                                      $     15,456,570    $     6,247,009
                                                                                  ---------------------------------------


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



                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------



                                                                   Three Months Ended             Nine Months Ended
                                                                        March 31                       March 31
                                                             --------------------------------------------------------------
                                                                  2002           2001            2002           2001
                                                             --------------------------------------------------------------

Revenues                                                       $  7,908,122    $  5,162,362  $  19,344,139   $  12,351,186

Cost of revenues                                                  5,238,965       1,946,095     11,072,387       6,333,610
                                                             --------------------------------------------------------------

        Gross profit                                              2,669,157       3,216,267      8,271,752       6,017,576

Selling, general and administrative expenses                      1,897,052       1,373,192      5,454,898       3,628,996
                                                             --------------------------------------------------------------

        Income from operations                                      772,105       1,843,075      2,816,854       2,388,580

Other income:
        Interest (expense) income                                   (80,165)         (1,350)      (108,690)          2,483
                                                             --------------------------------------------------------------

            Net income before income taxes                          691,940       1,841,725      2,708,164       2,391,063

(Provision) benefit for income taxes:
        Current                                                    (767,000)              -     (1,997,000)              -
        Deferred                                                    543,000               -      1,073,000               -
                                                             --------------------------------------------------------------

                                                                   (224,000)              -       (924,000)              -
                                                             --------------------------------------------------------------

           Net income                                            $  467,940   $   1,841,725   $  1,784,164   $   2,391,063
                                                             --------------------------------------------------------------

Weighted average shares
        Basic                                                    12,962,000       9,000,000     12,259,000       9,000,000
                                                             --------------------------------------------------------------
        Diluted                                                  15,964,000       9,000,000     15,147,000       9,000,000
                                                             --------------------------------------------------------------

Earnings per share
        Basic                                                   $      0.04     $      0.20    $      0.15     $      0.27
                                                             --------------------------------------------------------------
        Diluted                                                 $      0.03     $      0.20    $      0.12     $      0.27
                                                             --------------------------------------------------------------

Pro forma earnings (loss) per share:
        Income as reported                                      $   467,940     $ 1,841,725    $ 1,784,164     $ 2,391,063
        Pro forma expense for income taxes                                -        (718,000)             -        (933,000)
                                                             --------------------------------------------------------------

        Pro forma income                                        $   467,940     $ 1,123,725    $ 1,784,164     $ 1,458,063
                                                             --------------------------------------------------------------

Pro forma earnings per share
        Basic                                                   $      0.04     $      0.12    $      0.15     $      0.16
                                                             --------------------------------------------------------------
        Diluted                                                 $      0.03     $      0.12    $      0.12     $      0.16
                                                             --------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.

                 CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                         ----------------------------------------
                                                                                        2002                2001
                                                                         ----------------------------------------
Cash flows from operating activities:
   Net income                                                                $     1,784,164     $     2,391,063
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Allowance for doubtful accounts                                            2,594,254           1,052,609
        Fair value allowance                                                         523,776                   -
        Depreciation and amortization                                                 51,224              52,952
        Deferred taxes                                                            (1,073,000)                  -
        Issuance of stock for consulting services                                    213,376                   -
        Issuance of stock options for services                                        35,000                   -
        Issuance of warrants-debt cost                                                27,210                   -
        Amortization of loan fees                                                     35,344                   -
        Amortization of notes payable discount                                        26,668                   -
        Decrease (increase) in:
           Contract receivables                                                   (6,669,626)         (2,720,385)
           Trade receivables                                                        (443,425)             81,297
           Retainages receivable                                                  (1,010,232)           (582,887)
           Employee receivables                                                         (290)              2,300
           Due from shareholder                                                      (30,000)                  -
           Prepaid expenses                                                          (75,036)                  -
           Deposits                                                                  (62,500)                  -
        (Decrease) increase in:
           Accounts payable                                                          911,473            (201,823)
           Income taxes payable                                                    1,997,000                   -
           Deferred revenue                                                           75,846                   -
           Accrued expenses                                                          (32,217)             64,545
                                                                         ----------------------------------------

           Net cash (used in) provided by operating activities                    (1,120,991)            139,671
                                                                         ----------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (97,567)            (14,824)
                                                                         ----------------------------------------

           Net cash (used in) provided by
             investing activities                                                    (97,567)            (14,824)
                                                                         ----------------------------------------

Cash flows from financing activities:
   Proceeds from convertible notes payable                                           713,971                   -
   Net borrowings on line of credit                                                  694,715                   -
   Payments on shareholder loan                                                      (12,200)                  -
   Dividends paid                                                                          -            (103,766)
                                                                         ----------------------------------------

          Net cash provided by (used in)
          financing activities                                                     1,396,486            (103,766)
                                                                         ----------------------------------------

Net increase in cash and cash equivalents                                            177,928              21,081

Cash and cash equivalents, beginning of period                                       215,866              92,620
                                                                         ----------------------------------------

Cash and cash equivalents, end of period                                      $      393,794      $      113,701
                                                                         ----------------------------------------

-----------------------------------------------------------------------------------------------------------------
 See accompanying notes to consolidated financial statements.

CATEGORY 5 TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
--------------------------------------------------------------------------------
1.  Basis of            Unaudited Financial Statements
    Presentation        In the opinion of the Company's management, the
                        accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period.
                        Results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2002.

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

                        Net Earnings Per Common Share
                        Net earnings per common share for the three months and nine months ended March 31, 2002 and 2001 is based on the weighted average number of shares outstanding during the period. The proforma earnings per share calculation reflects an estimate for taxes as if the Company and its subsidiaries were C-corporations since July 1, 2000. Diluted net earnings per common share for the three months and nine months ended March 31, 2002 and 2001 is based on the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share that were outstanding for the respective periods. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:


                                                                         Three months ended      Nine months ended
                                                                              March 31                March 31
                                                                       ----------------------- -----------------------
                                                                          2002        2001        2002        2001
                                                                       ----------- ----------- ----------- -----------
                              Weighted average common shares
                              outstanding                              12,962,000   9,000,000  12,259,000   9,000,000
                              Dilutive effect of options and
                              warrants                                  3,002,000           -   2,888,000           -
                                                                       ----------- ----------- ----------- -----------
                              Weighted average shares outstanding,
                              assuming dilution                        15,964,000   9,000,000  15,147,000   9,000,000
                                                                       =========== =========== =========== ===========

2.  Line of Credit      On September 11, 2001, our wholly-owned subsidiary,
                        ePenzio, Inc., obtained a $1 million revolving line of credit from Zions First National Bank (the "Zions
                        Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.75% as of March 31, 2002). All accrued and unpaid interest and principal owed under the Zions
                        Facility are due on September 1, 2002. The Zions
                        Facility is secured by inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. The term of the Zions Facility is extended for an additional one year period at the Company's election, once the outstanding balance on the Zions Facility is completely repaid and no amounts are outstanding for a period of two weeks. In the event we are not able to repay the outstanding balance on the Zions Facility, we will need to replace the Zions
                        Facility on or before September 1, 2002. In the event we are not able to obtain an acceptable credit facility to replace the Zions Facility on or before September 1, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis. As of March 31, 2002, ePenzio had drawn on the Zions Facility in the amount of $694,715. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $1 million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis.

3.  Convertible         The Company issued $820,000 of unsecured convertible
    Notes               notes payable to 16 investors in November 2001. The
    Payable             convertible notes payable are due in November 2002, and
                        are presented in the financial statements as convertible notes payable in current liabilities. From August 2002 through November 2002, the investors may convert the notes payable into shares of the Company's common stock at the lesser of $2.00 per share or the price per share of any private placement of shares of the Company's common stock that occurs between November 2001 through November 2002. The convertible notes payable accrue interest at the rate of 8%. The Company also granted a total of 779,000 warrants to the 16 investors. The warrants granted are exercisable at $1.69 and expire in November 2006. The warrants have been valued at approximately $80,000 for the financial statements and are classified as additional paid-in capital, and the cost is being amortized over the term of the notes as additional interest expense. As of March 31, 2002, the remaining unamortized debt discount related to the warrants is $53,332.

4.  Supplemental        During the nine months ended March 31, 2002, the Company
    Cash Flow           issued common stock for the following assets: (i)
    Information         $36,000 in intangible assets related to the Transaxis
                        S.A. acquisition, (ii) $575,750 in net property and equipment related to the software obtained through the Bottomline Online, Inc. acquisition, and (iii)
                        $1,535,000 in intangible assets related to the acquisition of Flash Ally, LLC.

5.  Subsequent          CaptureQuest Acquisition
    Events              On April 10, 2002, the Company closed its acquisition of
                        CaptureQuest, Inc. of Orem, Utah. The Company acquired
                        CaptureQuest for 3,105,769 shares of common stock. At closing, 2,105,769 of these shares were issued to the former shareholders of CaptureQuest, and the remaining
                        1,000,000 shares were deposited into an escrow account, to indemnify the Company against certain representations and warranties made by CaptureQuest, and to serve as an earnout upon attainment by CaptureQuest of certain revenue and profitability targets during the 12 months following the Closing. 250,000 of the total shares issued were granted traditional piggyback registration rights.

                        Home, Inc. Contract
                        The Company's wholly-owned subsidiary ePenzio, Inc. has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. During the three month period ended March 31, 2002, $2,540,728, or 32.1%, of the $7,908,122 revenues were generated from Home, Inc. While it is unclear what the actual effect on revenues or profits of the Company will be, there is a substantial likelihood that revenues may decrease in the short term as a result of this development. The Company has relationships with other lead sources, and intends to begin sending sales teams out with these companies beginning in June 2002. While there can be no assurances in this regard, it is anticipated that the loss of Home, Inc. will not, over the course of the next fiscal year, significantly affect the Company's results of operations.

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

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include the impact of our acquisitions of Transaxis, S.A, Exposure International Direct Marketing Systems, Inc., Bottonline Online, Inc., Flash Ally, LLC, and Capture Quest, Inc.; we anticipate that the possible loss of Home, Inc. will not, over the course of the next fiscal year, significantly affect our results of operations; our ability to successfully market our own seminars to increase our revenue; projection of capital expenditures; plans for future operations; financing needs or plans; plans relating to our seminars and services; risk of product demand; market acceptance; economic conditions; competitive products and pricing; continued ability to sell contract receivables; and other risks detailed in this filing and in our most recent Form 10-KSB/T. Although we believe we have the product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted. Factors outside our control can result in volatility in our common stock price. Because of the foregoing factors, recent trends are not necessarily reliable indicators of future stock prices or financial performance and there can be no assurance that the events contemplated by the forward-looking statements contained in this quarterly report will, in fact, occur. For further information, refer to our business description and additional risk factors sections included in our Form 10-KSB/T for the transition period ended June 30, 2001, as filed with the Securities and Exchange Commission.

Subsequent Events
-----------------

         On April 10, 2002, we closed our acquisition of CaptureQuest, Inc. of Orem, Utah. We acquired CaptureQuest for 3,105,769 shares of common stock. At closing, 2,105,769 of these shares were issued to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account, to indemnify us against certain representations and warranties made by CaptureQuest, and to serve as an earnout upon attainment by CaptureQuest of certain revenue and profitability targets during the 12 months following the Closing. 250,000 of the total shares issued were granted traditional piggyback registration rights.

         Our wholly-owned subsidiary ePenzio, Inc. has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. During the three month period ended March 31, 2002, $2,540,728, or 32.1%, of the $7,908,122 revenues were generated from Home, Inc. While it is unclear what the actual effect on our revenues or profits will be, there is a substantial likelihood that revenues may decrease in the short term as a result of this development. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies beginning in June 2002. While there can be no assurances in this regard, it is anticipated that the loss of Home, Inc. will not, over the course of the next fiscal year, significantly affect our results of operations.

Significant Events During the Three Months Ended March 31, 2002
---------------------------------------------------------------

         On January 9, 2002, we completed our purchase of the issued and outstanding membership interests of Exposure International Direct Marketing Systems, Inc. for $12,500, which had acquired the assets of Mancala, Inc. (d/ba as Word of Mouth), under the approval of the Federal Bankruptcy Court. Exposure International Direct Marketing System, Inc. holds certain intellectual property and software that we may sell and/or license. The software is an advanced email marketing and promotions product that enables businesses to communicate with existing and prospective customers on a targeted, real-time basis. The software is tied to a database that aggregates information and enables companies to perform data-mining to further customize communications and promotions.

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

         On January 22, 2002, we completed our acquisition of Transaxis, S.A., a Swiss Company. Pursuant to a stock purchase and exchange agreement, we acquired all of Transaxis' outstanding capital stock for 15,000 restricted shares of our common stock. We recorded $36,000 of intangible assets related primarily to the acquisition of certain license agreements. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We anticipate that our acquisition of Transaxis will enable us to offer our products and services to businesses and financial institutions internationally. The operations of Transaxis, S.A. are included in our results as of the date of acquisition. Proforma results have not been included as they would not differ significantly from those presented.

         On February 27, 2002, we completed our acquisition of Bottomline Online, Inc. Pursuant to a stock purchase and exchange agreement, we acquired all of Bottomline Online, Inc.'s outstanding capital stock for 225,000 restricted shares of common stock. Bottomline Online, Inc. has developed proprietary software to enable businesses to affordably create their own Internet storefronts with full e-commerce capabilities. We recorded an increase in net property and equipment of $575,750 related to the software obtained through the Bottomline Online, Inc. acquisition. The operations of Bottomline Online, Inc. are included in our results as of the date of acquisition. Proforma results have not been included as they would not differ significantly from those presented.

         On March 1, 2002, we completed our acquisition of Flash Ally, LLC. Pursuant to a membership exchange agreement, we acquired all of Flash Ally, LLC's membership interests for 2,000,000 restricted shares of common stock. At closing, 500,000 shares were issued to the former members of Flash Ally, LLC, and the remaining 1,500,000 shares were deposited into an escrow account, to indemnify us against certain representations and warranties made by Flash Ally, LLC, and to serve as an earn out upon attainment by Flash Ally, LLC of certain revenue and profitability targets. Currently, we have recorded an intangible asset of $1,535,000 related to the acquisition of Flash Ally, LLC. The operations of Flash Ally, LLC are included in our results as of the date of acquisition. Proforma results have not been included as they would not differ significantly from those presented.

         On March 12, 2002, we entered into a letter of engagement and work authorization with Metropolitan Capital Partners, Inc. ("MCP") wherein MCP will provide certain investor relations and financial communications services to the Company. In exchange, MCP will receive 150,000 common shares to be issued in monthly installments of 12,500 shares.


Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         The following table sets forth certain of our income statement information for the three months ended March 31, 2002 and March 31, 2001:

                                                       March 31,                          March 31,
                                                         2002           Percent of          2001          Percent of
                                                     (Unaudited)         Revenues        (Unaudited)       Revenues
                                                   ------------------ --------------- ------------------ --------------
Revenues                                                 $ 7,908,122            100%        $ 5,162,362           100%
Cost of revenues                                           5,238,965           66.2%          1,946,095          37.7%
                                                   ------------------ --------------- ------------------ --------------
     Gross profit                                          2,669,157           33.8%          3,216,267          62.3%
Selling, general and administrative                        1,897,052           24.0%          1,373,192          26.6%
                                                   ------------------ --------------- ------------------ --------------
Income from operations                                       772,105            9.8%          1,843,075          35.7%
Other income
     Interest income (expense)                               (80,165)          (1.0%)            (1,350)             -
                                                   ------------------ --------------- ------------------ --------------
     Net income before income taxes                          691,940            8.8%          1,841,725          35.7%
(Provision) Benefit for Income taxes
     Current                                                (767,000)          (9.7%)                 -              -
     Deferred                                                543,000            6.8%                  -              -
                                                   ------------------ --------------- ------------------ --------------
Net income                                                 $ 467,940            5.9%        $ 1,841,725          35.7%
                                                   ================== =============== ================== ==============

Revenues

         Revenues increased by approximately $2.7 million, or approximately 52%, for the three months ended March 31, 2002 to $7.9 million, compared to $5.2 million for the three months ended March 31, 2001. The increase of revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of relationships with third-party referral sources and (ii) revenue generated by Bring It Home, Inc., our wholly-owned subsidiary, through its resale of a third party's hosting and web-site design services, and the sale of merchant accounts. Through Bring It Home, Inc. we are attempting to market our own seminars in order to capture as much of the associated revenues from customers as possible. This allows us to retain the portion of the revenues that would otherwise have gone to third-party referral sources. We initiated these efforts through Bring It Home over the last seven months and therefore we are not able to estimate whether or not our efforts to market our own seminars will continue to increase our total revenues. While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is to be attributable to summer vacations and the Thanksgiving and December holiday season.

         Our wholly-owned subsidiary, ePenzio, Inc., was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. During the three month period ended March 31, 2002, $2,540,728, or 32.1%, of the $7,908,122 revenues were generated from Home, Inc. Currently, we are not able to assess what the actual effect on our revenues or profits will be; although, there is a substantial likelihood that revenues may decrease in the short term as a result of this development. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies beginning in June 2002. While there can be no assurances in this regard, we anticipate that the loss of Home, Inc. will not, over the course of the next fiscal year, significantly affect our results of operations.

Cost of Revenues

         Cost of revenues increased by approximately $3.3 million, or approximately 174%, for the three months ended March 31, 2002 to $5.2 million, compared to $1.9 million for the three months ended March 31, 2001. The increase in the cost of revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of relationships with third-party referral sources and the costs associated with establishing such new accounts, including but not limited to commissions to third parties and revenue-share arrangements with third-party suppliers of hosting and web design software and merchant accounts, and (ii) an increase in the cost to organize and market the Bring It Home, Inc. seminars. As a percentage of revenues, costs of revenues increased from 38% for the three months ended March 31, 2001 to 66% for the three months ended March 31, 2002.

Gross Profit

         Gross profits decreased by approximately $0.5 million, or approximately 16%, for the three months ended March 31, 2002 to $2.7 million, compared to $3.2 million for the three months ended March 31, 2001. Our gross profit was negatively impacted by the two factors described above. Our gross margin decreased to 34% for the three months ended March 31, 2002, from 62% in the same period in 2001.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by approximately $0.5 million or approximately 36%, to $1.9 million for the three months ended March 31, 2002, compared to $1.4 million for the three month period ended March 31, 2001. This increase in our selling, general and administrative expenses is due to expenses associated with increased salaries associated with a greater number of employees. Also, additional expenses associated with the acquisitions of Bottomline Online, Inc. and Flash Ally, LLC were incurred during the three months ended March 31, 2002. As a percentage of revenues, our selling, general and administrative expenses decreased to 24% for the three months ended March 31, 2002 from 27% for the same period in 2001.

Income from Operations

         Income from operations decreased by approximately $1.0 million, or approximately 56%, for the three months ended March 31, 2002 to income from operations of $0.8 million, compared to income from operations of $1.8 million for the three months ended March 31, 2001, based primarily upon the above discussion of the financial operations.

Other Income (Expense), Net

         Interest expense increased to $80,165 for the three months ended March 31, 2002, compared to interest expense of $1,350 for the three months ended March 31, 2001. Other income for the three month period ended March 31, 2001 consisted of interest expense in the amount of $1,350 related to a shareholder loan. The interest expense of $80,165 for the three months ended March 31, 2002 consisted of $14,201 of interest related to funds borrowed under our credit facility, and $65,964 of accrued interest and amortization of the discount and prepaid loan fees on the $820,000 of convertible promissory notes sold on November 21, 2001.

(Provision) Benefit for Income Taxes

         For the three months ended March 31, 2002, we incurred approximately $0.8 million in current income tax expense due to our net income without allowing deductions for bad debt allowances on receivables. The current expense was offset by a deferred tax benefit of approximately $0.5 million, due to the increase in bad debt allowances. During the three months ended March 31, 2001, we did not accrue current or deferred income tax liabilities or benefits because ePenzio was taxed under subchapter S of the Internal Revenue Code and any such taxes were the responsibility of the former shareholders of ePenzio.

Net Income

         Net income decreased by approximately $1.3 million, or approximately 72%, for the three months ended March 31, 2002 to net income of $0.5 million, compared to net income of $1.8 million for the three months ended March 31, 2001. This decrease in net income is due to the factors discussed above relating to our financial operations, primarily our cost of goods sold. As a percentage of revenues, our net income decreased from 36% to 6% for the three month period ended March 31, 2001 and 2002, respectively.

Nine Months Ended March 31, 2002 Compared to the Nine Months Ended
March 31, 2001

         The following table sets forth certain of our income statement information for the nine months ended March 31, 2002 and March 31, 2001:

                                                      March 31,                           March 31,
                                                         2002            Percent of          2001          Percent of
                                                     (Unaudited)         Revenues        (Unaudited)       Revenues
                                                  ------------------- --------------- ------------------ --------------
Revenues                                                 $19,344,139            100%       $ 12,351,186           100%
Cost of revenues                                          11,072,387           57.2%          6,333,610          51.3%
                                                  ------------------- --------------- ------------------ --------------
     Gross profit                                          8,271,752           42.8%          6,017,576          48.7%
Selling, general and administrative                        5,454,898           28.2%          3,628,996          29.4%
                                                  ------------------- --------------- ------------------ --------------
Income from operations                                     2,816,854           14.6%          2,388,580          19.3%
Other income
     Interest income (expense)                              (108,690)          (0.6%)             2,483           0.1%
                                                  ------------------- --------------- ------------------ --------------
     Net income before income taxes                        2,708,164           14.0%          2,391,063          19.4%
(Provision) Benefit for Income taxes
     Current                                              (1,997,000)         (10.3%)                 -              -
     Deferred                                              1,073,000            5.5%                  -              -
                                                  ------------------- --------------- ------------------ --------------
Net income                                               $ 1,784,164            9.2%        $ 2,391,063          19.4%
                                                  =================== =============== ================== ==============

Revenues

         Revenues increased by approximately $6.9 million, or approximately 56%, for the nine months ended March 31, 2002 to $19.3 million, compared to $12.4 million for the nine months ended March 31, 2001. The increase in revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of additional relationships with third-party referral sources and
(ii) revenue generated by Bring It Home, Inc., our wholly-owned subsidiary, through its resale of a third party's hosting and web-site design services, and the sale of merchant accounts. Through Bring It Home, we are attempting to market our own seminars in order to capture as much of the associated revenues from the customer as possible. This allows us to retain the portion of the revenues that otherwise would have gone to third-party referral sources. We initiated these efforts through Bring It Home over the last seven months and therefore we are not able to estimate whether or not our efforts to market our own seminars will continue to increase our total revenues. While we cannot say with certainty the degree to which we experience seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is to be attributable to summer vacations and the Thanksgiving and December holiday season.

         Our wholly-owned subsidiary, ePenzio, Inc., was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. During the three month period ended March 31, 2002, $2,540,728, or 32.1%, of the $7,908,122 revenues were generated from Home, Inc. Currently, we are not able to assess what the actual effect on our revenues or profits will be; although, there is a substantial likelihood that revenues may decrease in the short term as a result of this development. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies beginning in June 2002. While there can be no assurances in this regard, we anticipate that the loss of Home, Inc. will not, over the course of the next fiscal year, significantly affect our results of operations.


Cost of Revenues

         Cost of revenues increased by approximately $4.8 million, or approximately 76%, for the nine months ended March 31, 2002 to $11.1 million, compared to $6.3 million for the nine months ended March 31, 2001. The increase in the cost of revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of relationships with third-party referral sources and the costs associated with establishing such new accounts, including, but not limited, to commissions to third parties and revenue-share arrangements with third-party suppliers of hosting and web design software and merchant accounts, and (ii) an increase in the cost to organize and market the Bring It Home, Inc. seminars. As a percentage of revenues, costs of revenues increased from 51% for the nine months ended March 31, 2001 to 57% for the nine months ended March 31, 2002.

Gross Profit

         Gross profits increased by approximately $2.3 million, or approximately 38%, for the nine months ended March 31, 2002 to $8.3 million, compared to $6.0 million for the nine months ended March 31, 2001. Our gross profit percentage was negatively impacted by the two factors described above. Our gross margin decreased to 43% for the nine months ended March 31, 2002, from 49% in the same period in 2001.

Selling, General and Administrative Expense

         Selling, general and administrative expense increased by approximately $1.9 million or approximately 53%, to $5.5 million for the nine months ended March 31, 2002, compared to $3.6 million for the nine month period ended March 31, 2001. This increase in our selling, general and administrative expenses is primarily due to expenses associated with the launch of Bring It Home, increased salaries associated with more employees. Also, additional expenses associated with the acquisitions of BottomLine Online, Inc. and Flash Ally, LLC were incurred during the nine months ended March 31, 2002. As a percentage of revenues, our selling, general and administrative expenses decreased to 28% for the nine months ended March 31, 2002 from 29% for the same period in 2001.

Income from Operations

         Income from operations increased by approximately $0.4 million, or approximately 17%, for the nine months ended March 31, 2002 to income from operations of $2.8 million, compared to income of $2.4 million for the nine months ended March 31, 2001, based primarily upon the above discussion of the financial operations.

Other Income (Expense), Net

         Interest expense increased to $108,690 for the nine months ended March 31, 2002, compared to interest income of $2,483 for the nine months ended March 31, 2001. Other income for the nine months period ended March 31, 2002 consisted of interest income in the amount of $1,250 of interest paid by our financial lenders for deposits held in sweep accounts during the year and the interest expense of $109,940 for the nine months ended March 31, 2002, which consisted of $21,988 of interest related to funds borrowed under our credit facility, and $87,952 of accrued interest and amortization of the discount and prepaid loan fees on the $820,000 convertible promissory notes sold on November 21, 2001.

(Provision) Benefit for Income Taxes

         For the nine months ended March 31, 2002, we accrued approximately $2.0 million in current income tax expense due to our net income without allowing deductions for bad debt allowances on receivables. The current expense was offset by a deferred tax benefit of approximately $1.1 million, due to the increase in bad debt allowances. During the three months ended March 31, 2001, we did not accrue current or deferred income tax liabilities or benefits because ePenzio was taxed under subchapter S of the Internal Revenue Code and any such taxes were the responsibility of the former shareholders of ePenzio.

Net Income

         Net income decreased by approximately $0.6 million, or approximately 25%, for the nine months ended March 31, 2002 to net income of $1.8 million, compared to net income of $2.4 million for the nine months ended March 31, 2001. This increase in net income is due to the factors discussed above relating to our financial operations, primarily our cost of goods sold. As a percentage of revenues, our net income decreased from 19% to 9% for the nine month period ended March 31, 2001 and 2002, respectively.

Changes in Financial Condition

         At March 31, 2002, our total assets amounted to $15.5 million, as compared to $6.2 million at June 30, 2001. The $9.3 million or 150% increase in total assets during the nine months ended March 31, 2002 was primarily the result of increases of $177,928 in cash and cash equivalents, $4,779,143 in net contract and trade receivables, $30,000 in shareholder receivables, $749,886 in net retainages, $1,073,000 in deferred tax assets, $620,093 in property and equipment, $62,500 in deposits, $1,571,000 in intangibles, $290 in employee receivable, and prepaid expenses of $145,721. Cash and cash equivalents increased primarily due to the sale of $820,000 of convertible promissory notes on November 21, 2001 and borrowing under the line of credit. Contract and trade receivables increased primarily due to our decision to sell fewer of our contracts to financing sources and to instead service the contracts. The $30,000 shareholder receivable is the result of a loan to shareholders. Retainages receivable have increased due to our continuing to sell contracts to finance companies that require reserves on some purchase accounts. Prepaid expenses increased due to prepaying third-party groups at the end of March 31, 2002. Our current deferred tax asset has increased primarily due to the increase in the allowances for uncollectable receivables. Net property and equipment increased by $97,567 as the result of purchases of software, computer hardware, furniture, and fixtures required for our continued operation, offset by normal depreciation and amortization expense. The remaining increase in net property and equipment relates to $573,750 of software acquired in the Bottomline Online, Inc. acquisition. Intangibles increased primarily due to the acquisition of Flash Ally, LLC. Deposits increased by $62,500 due to payments made to a new seminar company as a security deposit.

         At March 31, 2002, our total liabilities amounted to $5.9 million, as compared to $1.0 million at June 30, 2001. The $4.9 million, or 490%, increase in total liabilities was primarily a result of the $694,715 borrowed under our Zions Facility described below, an increase of $820,000 in notes payable, an increase of $911,473 in our accounts payable (of which $260,631 was related to the termination of the Netgateway transaction), an increase of $1,997,000 in income taxes payable, an increase in the fair value allowance of $523,776 and an increase of $75,846 in deferred revenue, offset by a $32,217 decrease in accrued expenses, and a decrease of $12,200 in loans to a shareholder. Our short-term debt and accounts payable increased due to borrowings and expenses incurred to fund our operations. Income taxes payable increased due to the increased net income of the Company. The fair value allowance increased as the Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging. The purpose of the limited recourse provisions are normal in the course of business and sale of receivables, and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at March 31, 2002 is $523,776, which is included in current liabilities as a fair value allowance. The change in the fair value of the recourse liability is recognized in net income during the respective period, and increases in the recourse liability are recorded as reductions of revenue. Deferred revenue increased due to back end packages sold to customers representing fees to be recognized over future months. Accrued expenses decreased primarily due to reductions in accrued salaries.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had negative working capital of $787,067 compared to working capital of $1,411,227 at June 30, 2001. This decrease in working capital is principally due to the increase in current liabilities described above, under the heading "Changes in Financial Condition."

         During the nine month period ended March 31, 2002, we used $1,120,991 of cash in our operating activities, used $97,567 of cash in our investing activities and generated $1,396,486 of cash in our financing activities. During the nine month period ended March 31, 2001, we generated $139,671 of cash in our operating activities, used $14,824 of cash in our investing activities and used cash in our financing activities by $103,766.

         Our operating cash flow for the nine months ended March 31, 2002 was negatively impacted by the increase in our receivables, deferred tax assets, trade receivables, retainage receivables, employee receivables, deposits and accrued expenses. The uses of cash were partially offset by net income of $1,784,164, $2,594,254 in allowances for doubtful accounts, $523,776 in fair value allowance, $51,224 in depreciation and amortization, $248,376 in issuances of stock for consulting services and stock options, $27,210 in issuance of warrants related to the cost of the convertible promissory notes, $35,344 in amortization of loan fees, $26,668 in amortization of the notes payable discount, $911,473 in accounts payable, $1,997,000 in income taxes payable, and $75,846 in deferred revenue. Our investing activities during the nine month period ended March 31, 2002 included purchases of property and equipment of $97,567. Our financing activities during the nine month period ended March 31, 2002 included proceeds from notes payable in the amount of $713,971, and borrowings of $694,715 on our line of credit and payments on a shareholder loan in the aggregate amount of $12,200.

         On September 11, 2001, our wholly-owned subsidiary, ePenzio, Inc., obtained a $1 million revolving line of credit from Zions First National Bank (the "Zions Facility"). The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.75% as of March 31, 2002). All accrued and unpaid interest and principal owed under the Zions Facility are due on September 1, 2002. The Zions Facility is secured by inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. The term of the Zions Facility is extended for an additional one year period at the Company's election, once the outstanding balance on the Zions Facility is completely repaid and no amounts are outstanding for a period of two weeks. In the event we are not able to repay the outstanding balance on the Zions Facility, we will need to replace the Zions Facility on or before September 1, 2002. In the event we are not able to obtain an acceptable credit facility to replace the Zions Facility on or before September 1, 2002, we may be unable to meet our anticipated working capital needs, routine capital expenditures, and current debt service obligations on a short-term and long-term basis. As of March 31, 2002, ePenzio had drawn on the Zions Facility in the amount of $694,715. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $1 million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis.

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


Item 2.  Changes in Securities and Use of Proceeds

         (c)

         (1) On January 22, 2002, we issued an aggregate of 15,000 restricted shares of our common stock to the former shareholders of Transaxis, S.A., a Swiss company, in exchange for all of the outstanding capital stock of Transaxis, pursuant to a stock purchase and exchange agreement. We believe the issuance of our common stock to the former stockholders of Transaxis was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S and/or Section 4(2) of the Act and the rules promulgated thereunder, inasmuch as each former Transaxis stockholder is a resident of a foreign country, the offer and sale of such securities occurred outside of the United States, and the transaction did not involve a public offering. In addition, each former Transaxis stockholder has represented to us that such stockholder qualifies as an "accredited investor" as defined by Rule 501(a) of the Act.

         (2) On February 27, 2002, we acquired Bottomline Online, Inc. of Salt Lake City, Utah in a stock for stock exchange. The Company issued 225,000 shares of restricted common stock to the former shareholders of Bottomline Online in exchange for all the outstanding stock of Bottomline Online. We believe the issuance of our common stock to the former shareholders of Bottomline Online was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act and the rules promulgated thereunder, inasmuch as the transaction did not involve a public offering.

         (3) On March 7, 2002, we acquired Flash Ally, LLC of Provo, Utah. We issued 2 million shares of our restricted common stock in the transaction to the former members of Flash Ally. 500,000 of those shares were delivered to the members of Flash Ally, and the remaining 1.5 million shares are being held in escrow, and will be released upon attainment of certain revenue and profitability targets by Flash Ally over the next twelve months. We believe the issuance of our common stock to the former members of Flash Ally was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act and the rules promulgated thereunder, inasmuch as the transaction did not involve a public offering.

         (4) On March 12, 2002, we entered into a letter of engagement and work authorization with Metropolitan Capital Partners, Inc. ("MCP") wherein MCP will provide certain investor relations and financial communications services to us. In exchange, MCP will receive 150,000 restricted common shares to be issued in monthly installments of 12,500 shares. We believe the issuance of our common stock to MCP was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act and the rules promulgated thereunder, inasmuch as the transaction did not involve a public offering.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits:

           Exhibit #      Exhibit Description
           ---------      -------------------

              2.1 Termination and Release Agreement between Netgateway, Inc., C5T Acquisition Corp., and Category 5 Technologies, Inc., dated January 14, 2002, filed as exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2002.

              2.2 Stock Purchase and Exchange Agreement by and among Category 5 Technologies, Inc., CaptureQuest, Inc., and the shareholders of CaptureQuest, Inc., dated April 10, 2002, filed as exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2002.

              2.3        Letter Agreement between Category 5 Technologies, Inc.
                         and Exposure International Direct Marketing Systems, Inc., dated November 25, 2001.

              2.4 Stock Purchase and Exchange Agreement by and among Category 5 Technologies, Inc., Amathus Holdings, Ltd., the sole shareholder of TransAxis S.A., and David Hicks, dated January 20, 2002.

              2.5 Stock Purchase and Exchange Agreement by and among Category 5 Technologies, Inc., Bottomline Online, Inc., and its shareholders, dated February 27, 2002.

              2.6 LLC Membership Exchange Agreement by and among Category 5 Technologies, Inc., Flash Ally, LLC, and its members Tyler Thompson and Troy Kearl, dated March 1, 2002.

              10.1 Letter agreement between Category 5 Technologies, Inc. and Metropolitan Capital Partners, Inc., dated March 11, 2002.

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

         On April 25, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, which report describes the execution of a Stock Purchase and Exchange Agreement (the "Exchange Agreement") by and among Category 5 Technologies, Inc., CaptureQuest, Inc., a Utah corporation ("CaptureQuest"), and the shareholders of CaptureQuest, dated April 10, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CATEGORY 5 TECHNOLOGIES, INC.

/s/ William C. Gibbs                                       Dated:  May 15, 2002
--------------------------------------                     --------------------
William C. Gibbs
Chief Executive Officer


/s/ Mitchell Edwards                                       Dated:  May 15, 2002
--------------------------------------                     --------------------
Mitchell Edwards
President (Principal Financial Officer)