Form 10KSB
period 2002-06-30
CATEGORY 5 TECHNOLOGIES INC
filed 2002-10-08
CIK 1034777

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 2002

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------


                          Category 5 Technologies, Inc.
             (Exact name of registrant as specified in its charter)



          Nevada                        0-25463                  88-0367792
  (State or other jurisdiction    (Commission File Number)    (I.R.S. Employer
       of incorporation)                                     Identification No.)


       2755 East Cottonwood Parkway, Suite 420, Salt Lake City,     Utah 84121
               (Address of principal executive offices)             (ZIP Code)


       Registrant's telephone number, including area code: (801) 365-1000



           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

                                -----------------


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Issuer's revenues for the year ended June 30, 2002 were $25,392,717.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of September 10, 2002, was approximately $2,874,000, based on the closing market price of the Common Stock as reported by The National Association of Securities Dealers Over-the-Counter Bulletin Board System ("OTCBB").

         The number of shares of the Registrant's common stock outstanding on September 10, 2002, was 16,675,363.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          CATEGORY 5 TECHNOLOGIES, INC.
                                2002 FORM 10-KSB
                                TABLE OF CONTENTS
PART I........................................................................1

ITEM 1.       BUSINESS........................................................1

ITEM 2.       DESCRIPTION OF PROPERTY........................................15

ITEM 3.       LEGAL PROCEEDINGS..............................................15

RISK FACTORS................................................................ 16

PART II......................................................................26

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS........................................................26

SELECTED FINANCIAL DATA......................................................29

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................31

ITEM 7.       FINANCIAL STATEMENTS...........................................43

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................66

PART III.....................................................................67

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............67

ITEM 10.      EXECUTIVE COMPENSATION.........................................70

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................75

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................78

PART IV......................................................................81

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
              FORM 8-K.......................................................81

SIGNATURES...................................................................85

CERTIFICATION................................................................86

         Certain of the matters and subject areas discussed in this annual report on Form 10-K contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the SEC.

                                     PART I

ITEM 1.       Business


Merger with MindArrow Systems

          On September 30, 2002, the boards of directors of MindArrow Systems, Inc. and Category 5 Technologies, Inc. have agreed on a merger of Category 5 with and into a subsidiary of MindArrow. Category 5 will become a wholly owned subsidiary of MindArrow and Category 5 stockholders will receive, for each share of Category 5 common stock that they own:

         o 2.3 shares of MindArrow common stock, representing 55.3% of the total outstanding shares of MindArrow immediately following the merger, and

         o a warrant to acquire 0.5 shares of MindArrow common stock at an exercise price of $0.01 per share, vesting only upon the achievement of certain financial objectives by Category 5's subsidiary, ePenzio, Inc. following the merger.

The surviving company will be known as Avalon Digital Marketing Systems, Inc. The merger was approced by the Stockholders of both companies on September 30, 2002.

Recent developments

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition of the Company will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and we intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, it is anticipated that the loss of ePenzio's contractual relationship with Home, Inc. may significantly affect the Company's results of operations.

          On March 1, 2002, Category 5 completed its acquisition of FlashAlly, LLC, and, in connection therewith, recorded an intangible asset of $1,535,000. Since its acquisition of FlashAlly, Category 5 has determined that the assets and goodwill associated with FlashAlly have been impaired. For the year ended June 30, 2002, Category 5 wrote down assets valued at approximately $1.5 mission on Category 5's balance sheet, resulting in reduced operating income of approximately $1.5 million for the same period.

         Mr. William C. Gibbs served as the Chief Executive Officer and Chairman of our board of directors; however, a dispute occurred between Mr. Gibbs and us concerning his employment status and position as Chairman of the board of directors. Mr. Paul Anderson assumed the duties of our Chief Executive Officer and Chairman. Effective September 12, 2002, the parties executed a Severance Agreement and Mutual General Release, pursuant to which Mr. Gibbs' employment with us terminated effective August 31, 2002.

Also, in June 2002, Mitchell Edwards resigned as President and acting Chief Financial Officer. Should the merger with MindArrow be consummated, it is anticipated that Robert Webber, President of MindArrow, will serve as President and Chief Executive Officer of the combined entity and that Michael Friedl, Chief Financial Officer of MindArrow, will serve as Chief Financial Officer.

         On August 7, 2002, we executed a Business Loan Agreement with Zions First National Bank, and issued a Promissory Note of even date in favor of Zions First National Bank in the principal amount of $2 million, pursuant to which we are entitled to borrow from Zions up to $2 million. This Business Loan Agreement, Promissory Note and the related Commercial Security Agreement supercede and replace the Business Loan Agreement, Promissory Note and Commercial Security Agreement by and between our subsidiary, ePenzio, Inc., and Zions and dated September 11, 2001, pursuant to which ePenzio was entitled to borrow up to $1 million from Zions. All outstanding principal borrowed and interest accrued and unpaid under the Business Loan Agreement and Promissory
Note is due on September 1, 2003. Outstanding principal borrowed pursuant to the Promissory Note accrues interest at the rate of 1% over Prime (4.750% on August 7, 2002).

General

         We were incorporated in the state of Nevada on August 9, 1996 under the name Network Investor Communications, Inc., to engage in investor and public relations for corporate clientele. On December 8, 1999, Network Investor Communications, Inc. ceased operations due to its inability to continue business as a corporate and investor relations firm. On May 29, 2001, we completed our first acquisition when we acquired ePenzio, Inc. On July 23, 2001, we changed our name from Network Investor Communications, Inc. to Category 5 Technologies, Inc. Our headquarters are located at 2755 East Cottonwood Parkway, Suite 450, Salt Lake City, Utah, 84121, and our telephone number is (801) 365-1000. Our web site for www.c5technologies.com and the web site for ePenzio is www.epenzio.com.

         We are positioning ourselves to become a leading provider of innovative website building tools, rich media marketing tools and complete commerce-enabling services and technologies to brick and mortar businesses as well as small to medium sized enterprises. We believe that there is a large and growing market for technologies and services that enable existing and new businesses and financial institutions to commence or improve their e-commerce transactions. Our objective is to become a "one-stop Internet shop" for small and medium sized enterprises by acquiring and enhancing relevant, complementary Internet product and service businesses. We also believe that there is a unique market opportunity to acquire compatible and synergistic technologies, services, transaction platforms and customer bases, with a focus on high margin recurring revenue, through the acquisition of undervalued public companies that are profitable or near-profitable, and private companies that are profitable, but cannot complete an IPO or a large capital raise due to market conditions. We will focus its acquisition strategy on companies that provide vertical and horizontal integration to gain critical mass.

         Since May 2001, we have completed several acquisitions in our aggregation and consolidation strategy. Each of the acquisitions to date has centered around our strategic objective to provide comprehensive state-of-the-art technology for e-commerce applications to small- and medium-sized enterprises. A summary of the acquisitions is as follows:

         Company                           Acquired           Description
         -------                           --------           -----------

         ePenzio, Inc.                  May 29, 2001          Merchant processing solutions

         Exposure International, LLC    January 9, 2002       Email marketing solutions

         Transaxis, S.A.                January 22, 2002      Credit card transaction processing

         Bottomline Online, Inc.        February 27, 2002     e-commerce shopping cart software

         FlashAlly, LLC                 March 1, 2002         Web design and presentation software

         CaptureQuest, Inc.             April 10, 2002        Rich-media marketing software and services

         With these acquisitions, we have assembled a suite of technology and marketing channels that:

         o Offer a marketing channel through seminars, workshops, multi-level marketing and telesales of our suite of products;

         o Give us a presence in England and Western Europe, and provide a payment processing solution in Great Britain and Europe;

         o Add sophisticated e-mail and newsletter marketing and promotions technology;

         o Add an early lead in next-generation website building tools utilizing Flash technology;

         o Add next-generation rich-media marketing and promotions software, as well as a strong industry position as an infrastructure partner to major retailers;

         o Provide a demonstrable, profitable revenue stream derived from innovations in direct-to-business marketing, packaging and delivery of "first generation" commerce services; and

         o Add cutting edge "storefront" and e-commerce capability to websites built with our web building software.

         Acquisition of ePenzio, Inc.
         ----------------------------

         As of May 29, 2001, we completed our first acquisition in our aggregation strategy, the acquisition of ePenzio, Inc., formerly Executive Credit Services, L.C., a Salt Lake City based merchant services provider and e-commerce enabler. ePenzio, Inc. provides credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. ePenzio's proprietary marketing techniques and key industry relationships enable ePenzio to market its various bankcard processing-solution products and services nationwide. Although the average ePenzio customers are small- to medium-sized businesses, ePenzio's diverse banking relationships allow it to also satisfy the needs of businesses processing in excess of $1,000,000 per month. To date, ePenzio has established merchant accounts for more than 20,000 businesses and individuals. We anticipate that ePenzio will continue to broaden its banking relationships to expand its target customer profile.

         ePenzio has strategic relationships to provide payment gateways to all ePenzio Internet customers. This software product has been private labeled for ePenzio under the name "Penzpay." The standard Penzpay gateway includes shopping cart technology that integrates to most websites. In addition to the initial account setup through their relationships, ePenzio offers ongoing customer service and technical support to ePenzio customers. ePenzio markets its processing and transaction solutions to companies, entrepreneurs and individuals through a multifaceted sales channel, including entrepreneur seminars and workshops, agents' offices, affiliate programs, and resellers.

         ePenzio was organized in Utah in 2000 and specializes in marketing and providing credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. ePenzio's primary business activity involves the marketing of electronic card processing systems and other related products and services throughout the United States.

         In 1998, Executive Credit Services, L.C. was organized as a limited liability company pursuant to the Utah Limited Liability Company Act. Effective May 17, 2000, the members of Executive Credit Services formed ePenzio pursuant to subchapter S of the Internal Revenue Code. All of the assets and liabilities of Executive Credit Services were distributed to its members and thereafter contributed to ePenzio in exchange for an aggregate of 1,000,000 shares of ePenzio's common stock. Ownership percentages were unchanged and the income tax basis in Executive Credit Services' assets and liabilities carried over to ePenzio. Due to our acquisition of ePenzio on May 29, 2001, ePenzio became a C corporation as it consolidated into Category 5.

         Effective December 7, 2000 and March 23, 2001, ePenzio formed two wholly-owned subsidiaries, Olympus Financial, Inc., a Utah company, and Bring It Home, Inc., a Utah company, respectively. Olympus finances a portion of the purchases of ePenzio's products and services by its customers. Bring It Home conducts marketing seminars for ePenzio's products.

         On May 29, 2001, we acquired ePenzio, the sole stockholder of Olympus and Bring It Home, pursuant to a stock-for-stock exchange in which we issued

9,000,000 shares of common stock to the stockholders of ePenzio in exchange for all of the outstanding shares of ePenzio. Although we are the legal acquirer of ePenzio and remain the registrant with the Commission, under United States generally accepted accounting principles, because ePenzio is the operating entity and its stockholders acquired voting control of Category 5, the transaction is treated as a reverse acquisition, and ePenzio is considered the "acquirer" of Category 5 for financial reporting purposes.

         Pursuant to that certain Amendment to Stock Purchase Agreement, dated June 20, 2002, by and among the Category 5, ePenzio, Inc. and former shareholders of ePenzio, Brad Crawford and Paul Anderson, which amends that certain Stock Purchase Agreement dated May 29, 2001 by and among the same parties, and pursuant to which Category 5 acquired ePenzio, the parties clarified certain tax and purchase price provisions, in connection with which Category 5 clarified responsibility for income taxes associated with approximately $5 million in receivables and approximately $1.2 million associated with the conversion of ePenzio from the cash to the accrual method of accounting upon acquisition of ePenzio by Category 5, which aggregate tax liability is estimated to be approximately $1.1 million, and Mr. Crawford and Mr. Anderson agreed to a corresponding adjustment in the purchase price of ePenzio in connection with which each of Mr. Crawford and Mr. Anderson agreed to return to Category 5 500,000 shares of Category 5 common stock.

         Among other matters, this reverse acquisition accounting treatment requires us to present the historical, financial and other information of ePenzio and its subsidiaries, Olympus and Bring It Home, prior to May 29, 2001. As a result, for all periods prior to May 29, 2001, we are presenting the historical, financial and other information of ePenzio and its two subsidiaries, which are combined with the results of Category 5, as those of Category 5. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of ePenzio, Inc."

         Historically, ePenzio had a fiscal year end of December 31. Because ePenzio was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Commission. However, the board of directors of Category 5 elected to retain the historical fiscal year end of Category 5, June 30, effective for the period ending June 30, 2001.

         Acquisition of Exposure International Direct Marketing Systems, Inc.
         --------------------------------------------------------------------

         On January 9, 2002, we completed the purchase of the issued and outstanding stock of Exposure International Direct Marketing Systems, Inc. for $12,500, which had acquired the assets of Mancala, Inc. (d/b/a Word of Mouth), under the approval of the Federal Bankruptcy Court. Exposure International Direct Marketing System, Inc. holds certain intellectual property and software that we may sell and/or license. The software is an advanced email marketing and promotions product that enables businesses to communicate with existing and prospective customers on a targeted, real-time basis. The software is tied to a database that aggregates information and enables companies to perform data-mining to further customize communications and promotions. Embedded in the software are interactive tools such as contests and surveys, which enable two-way communication with customers.

         The principal product is a newsletter which is template-driven and which we believe is easy to use, enabling small businesses to rapidly create professional newsletters which can be delivered instantaneously to existing customers and prospects. We believe that "permission-based email," which is the premise of Word of Mouth software, will result in high conversion and response rates. We believe that the newsletter functionality, along with the interactive features, will allow our customers (businesses) to communicate rapidly and directly with their customers, increasing sales and retaining loyalty. We also anticipate that this technology will allow businesses to learn more about their customers and their preferences on a real-time basis.

         Acquisition of Transaxis, S.A.
         ------------------------------

         On January 22, 2002, we completed our acquisition of Transaxis, S.A., a Swiss company. Pursuant to a stock purchase and exchange agreement, we acquired all of Transaxis' outstanding capital stock for 15,000 restricted shares of Category 5 common stock. We recorded $36,000 of intangible assets related primarily to the acquisition of certain license agreements. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We anticipate that the acquisition of Transaxis will enable us to offer our products and services to businesses and financial institutions internationally. The operations of Transaxis, S.A. are included in our results as of the date of acquisition.

         Acquisition of Bottomline Online, Inc.
         --------------------------------------

         On February 27, 2002, we completed the acquisition of Bottomline Online, Inc. Pursuant to a stock purchase and exchange agreement, we acquired all of Bottomline Online, Inc.'s outstanding capital stock for 225,000 restricted shares of common stock. Bottomline Online, Inc. has developed proprietary software to enable businesses to affordably create their own Internet storefronts with full e-commerce capabilities. We recorded an increase in net property and equipment of $573,750 related to the software obtained through the Bottomline Online, Inc. acquisition. The operations of Bottomline Online, Inc. are included in our results as of the date of acquisition. BottomLine is a software company that has developed e-commerce software utilizing Flash technology. We anticipate that Bottomline Online's shopping cart and e-commerce technology functionality will integrate with the website tool of another subsidiary, FlashAlly, LLC, to create a web presence for businesses conducting commerce on the Internet.

         Acquisition of FlashAlly, LLC
         -----------------------------

         On March 1, 2002, we completed the acquisition of FlashAlly, LLC. Pursuant to a membership exchange agreement, we acquired all of FlashAlly, LLC's membership interests for 2,000,000 restricted shares of common stock. At closing, 500,000 shares were issued to the former members of FlashAlly, LLC, and the remaining 1,500,000 shares were deposited into an escrow account, to indemnify Category 5 against certain representations and warranties made by FlashAlly, LLC, and to serve as an earn out upon attainment by FlashAlly, LLC of certain revenue and profitability targets. We recorded an intangible asset of $1,535,000 related to the acquisition of FlashAlly, LLC. The operations of FlashAlly, LLC are included in our results as of the date of acquisition.

         Since its acquisition of FlashAlly, the Company has determined that the assets and goodwill associated with FlashAlly have been impaired. For the year ended June 30, 2002, the Company wrote down assets valued at approximately $1.5 million on the Company's balance sheet, resulting in reduced operating income of approximately $1.5 million for the same period.

         We have also entered into a royalty agreement with the former FlashAlly, LLC members that requires us to make certain royalty payments to the former members equal to 75% of the net income generated from the sale or license of FlashAlly software to or through certain entities for a period of not fewer than twelve months from March 2002. These royalty payments may be adjusted if our stock price increases and will terminate if the 15-day average closing price of our common stock equals or exceeds $15 per share. We have also agreed to make royalty payments to the former members equal to $15 per person for sales of FlashAlly software through us or our affiliates until the earlier of twelve months or until the 15-day average closing price of Category 5 common stock equals or exceeds $10 per share.

         We believe that FlashAlly has developed next-generation website design and presentation software, and that this software could enable our customers to create their own visually-appealing websites utilizing Macromedia's Flash technology. We anticipate that Flash technology could allow even small businesses to include unique animation and vector-based illustrations in their Web presences, thereby increasing "stickiness," conversion rates and customer retention. We anticipate that we may sell and/or license the product to small and medium-sized businesses domestically and internationally.

         FlashAlly is a system that enables businesses to create multimedia presentations that can be used as websites, burned onto CD Business Cards, or sent via email. Because the system is used online and requires no programming background, we believe that it is an ideal tool for small- and medium-sized enterprises that lack the resources to hire IT directors or departments.

         FlashAlly's designers have created a library of over 100 unique design templates utilizing the animation features of Flash technology. Users can customize the look and feel of the templates, or use them as-is. Additionally, there are royalty-free sound and image files, text, images, web links, and email links that can be imported. We can host the resulting websites and projects online, or customers can transport the website to another hosting server. Presentations can also be downloaded to a desktop, sent via email, burned onto CD Business Cards, or ordered on CDs with custom color labels and sleeves.

         Acquisition of CaptureQuest, Inc.
         ---------------------------------

         On April 10, 2002, we closed the acquisition of CaptureQuest, Inc. We acquired CaptureQuest for 3,105,769 shares of our common stock. At closing, 2,105,769 of these shares were issued to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account, to indemnify Category 5 against certain representations and warranties made by CaptureQuest, and to serve as an earnout upon attainment by CaptureQuest of certain revenue and profitability targets during the 12 months following the Closing. 250,000 of the total shares issued were granted traditional piggyback registration rights. We granted each of the former CaptureQuest shareholders the right to repurchase the CaptureQuest shares in the event Category 5 ceases to operate, if Category 5 files for bankruptcy, or if Category 5's stock trades at a price below $1.00 for a period of fifteen days after one year from the closing. We also agreed that by September 25, 2002, we will contribute $1,500,000 to CaptureQuest to be used for working and expansion capital.

         We believe that CaptureQuest has developed software that enables businesses to conduct rich-media marketing and promotions campaigns, and allows them to manage, assess, and measure the success of their online campaigns. CaptureQuest's rich-media solutions are founded on a technology stack with the CaptureQuest Popmercial technology as the core of that stack. In providing these solutions, CaptureQuest has created the Adaptive Media System with the goal of meeting clients' online marketing, communication, education, and advertising objectives. The Adaptive Media System facilitates the front-end delivery of a captivating rich-media campaign either online or via email. The Popmercial campaigns are designed to captivate the attention of the viewer and to drive the viewer towards a specific call to action. We believe that Popmercials consistently achieve high open, view, and interaction rates.

         We anticipate that this system will also provide all of the required back office capabilities necessary to create and manage campaigns and to subsequently track and report what goes on with those campaigns. We believe that the system will provide both the technical and creative know-how to effectively plan for and execute a successful campaign.

         Finally, we believe that the Adaptive Media System will provide all of the necessary tools, flexibility, and versatility to service companies in their online marketing, advertising, education, and communication needs. CaptureQuest's Adaptive Media System is designed with the goal of aiding clients in meeting their online communication objectives. We believe that Adaptive Media System provides an extensive, comprehensive, and flexible set of value added rich-media solutions and tools. The Adaptive Media System offers the following services and tools:

         o    Popmercial Technology-Email and Internet Popmercials ;

         o Campaign Manager-Real-time tracking and reporting system, CQ's Direct Response System, the CQ Command Center, and the CQ Popmercial Generator; and

         o Creative Reinforcement-New Media Reinforcement and Traditional Media Reinforcement.

         Change in Corporate Name
         ------------------------

         On June 8, 2001, we changed our name from Network Investor Communications, Inc. to Category 5 Technologies, Inc., effective July 23, 2001. We changed our name to provide us with a name that more accurately reflects our recently-adopted strategy to become a leader in providing proprietary marketing tools and commerce-enabling services and technologies to traditional brick and mortar businesses as well as small and medium-sized enterprises.

Primary Products and Services

         Through our subsidiaries, we specialize in marketing and providing credit card, debit card and electronic check processing solutions and other merchant services to brick and mortar and Internet businesses. We believe our proprietary marketing techniques and key industry relationships have proven effective in marketing its various bankcard processing-solution products and services nationwide. Although our average customers are small to medium-sized businesses, our diverse banking relationships allow us to also satisfy the needs of businesses processing in excess of $1,000,000 per month. We are attempting to broaden our banking relationships to expand our target customer profile.

         Our suite of merchant services currently includes the following:

         o Merchant Accounts: We specialize in marketing and providing credit card, debit card and electronic check processing solutions to brick and mortar and Internet businesses. We have established relationships with various banks and financial institutions, which enable us to serve as a merchant account provider to certain customers seeking processing solutions, whether they need physical terminals or Internet payment gateways. Merchants with a business history of less than two years and merchants conducting business on the Internet are considered by most banks to be in a "high-risk" category. Obtaining Merchant Identification Numbers for these businesses has historically been very difficult through traditional banks. Having multiple banking relationships enables us to successfully procure Merchant IDs and account setup for many of our customers, regardless of credit history.

                    ePenzio is a registered Independent Sales
              Organization/Member Service Provider of a certain financing institution. The Independent Sales Organization/Member Service Provider relationship designates ePenzio as being registered with the Visa and MasterCard associations. Before an organization can sell Visa and/or MasterCard services, it must be approved by and registered with Visa and MasterCard. Without being properly registered, an organization cannot legally contract with a Visa/MasterCard member bank. Registration as an Independent Sales Organization also helps protect the ongoing residual income stream to survive the sale of a bank or other upstream organization.

                    In addition to the initial account setup through the banking relationships described above, we offer ongoing customer service and technical support to our customers.

         o Payment Gateways: Currently, ePenzio private-labels a Plug'n Pay, Inc. Internet payment gateway under the name "Penzpay" to all of our customers requiring an online processing solution. The standard Penzpay gateway includes shopping cart technology that integrates to most websites. When ePenzio receives an application, it pays a fixed, up-front cost for the initial set-up of the gateway. Penzpay then collects a monthly, gateway-access fee directly from the customer to maintain the service. A portion of this fee is forwarded to us on an ongoing basis. The collective total of our portion of the fees collected from its accounts for gateway-access fees is currently approximately $17,000 per month.

         o Web Design, Presentation Software and Hosting: Through ePenzio, we also directly or indirectly provides basic website design and hosting services to customers. Many customers to whom we provide Internet payment solutions either have no websites or have websites that have not been effective for their businesses. We believe that an increasing number of our customers will create their own websites through software developed by and sold through our recently-acquired subsidiary, FlashAlly, LLC, which has developed next-generation website design and presentation software.

                    We anticipate that we will sell and/or license website
              design and presentation software through our subsidiary, FlashAlly, LLC, which will enable our customers to create their own websites utilizing Macromedia's Flash technology. In addition, we believe that this software will enable our customers to create multimedia presentations that can be used as websites, burned onto CD business cards or sent via email. FlashAlly's designers have created a library of over 100 unique design templates utilizing the animation features of Flash technology, which our customers can customize or use as is. Moreover, there are available royalty-free sound and image files that can be imported, text images, web links, and email links. We can host the resulting websites and projects online, or the customer can transport the website to another hosting server.

         o Email Marketing and Promotions: Through its subsidiary Exposure International, LLC, we anticipate that we will market software which will enable our customers to design and conduct email marketing campaigns and to communicate with their customers on a targeted, real-time basis. For example, this software will enable our customers to conduct contests and surveys and to engage in two-way communication with their customers. A principal product of this software is a template-driven newsletter which we believe will enable our customers to create professional newsletters which can be delivered instantaneously to their own customers and prospects.

         o Online Campaigns: Through the Adaptive Media System, designed by our recently-acquired subsidiary, CaptureQuest, Inc., we anticipate that we will offer our customers the software necessary to conduct rich-media marketing and promotions campaigns, allowing these customers to plan for, create, manage, assess, and measure the success of these online campaigns. The Adaptive Media System was designed by CaptureQuest to assist businesses in meeting their online marketing, advertising, education and communication needs. The Adaptive Media System offers the following services and tools:

              o   Popmercial Technology, for email and Internet Popmercials;

              o Campaign Manager, which includes a real-time tracking and reporting system, CaptureQuest's Direct Response System, the CaptureQuest Command Center and the CaptureQuest Popmercial Generator; and

              o Creative Reinforcement, which includes New Media Reinforcement and Traditional Media Reinforcement.

         o Other Products: We also offer our traditional brick and mortar customers a variety of point-of-sale terminals and hardware accessories. Based on customer need and preference, we can offer many brands of point-of-sale terminals and hardware accessories available in the industry at competitive prices. In addition, we also offer its customers online shopping cart technology through software developed by our subsidiary, Bottomline Online, Inc.

Marketing Strategy

         Through our subsidiaries ePenzio, FlashAlly, and CaptureQuest, we market our processing, transaction, rich-media advertising and multimedia tools and services and solutions to companies, entrepreneurs, and individuals through a multifaceted sales channel:

         o Entrepreneur Seminars and Workshops - we conduct workshops for and partner with marketing companies in promoting websites, shopping carts, merchant accounts and other Internet business tools. A combination of direct mail, newspaper and radio is used to attract customers within a given market. These entrepreneur and e-business seminars are conducted nationwide, promoting various Internet products and services. Customers are given the opportunity to purchase tools to help start a new business or to create an Internet presence for a current brick and mortar business, while we provide two of the most important components, Merchant IDs and payment gateways.

         o Agent Offices - We have established "agent offices" with various partners within the U.S. We provide processing services on varying levels through these "agent offices." Agent offices resell our products and services to customers of the agent office. Under an agent office agreement, sourcing of customers, leads and affiliates are the sole responsibility of the agent office. Agent offices are trained on product information and our sales procedures. We provide order forms, marketing brochures, contracts and applicable paperwork to the agent office. Agent offices are solely responsible for making sales, filling out applications and contracts, and submitting sales to us. We handle all fulfillment issues once an application or contract is received from the agent office. We also handle ongoing customer service for our products and services. These relationships allow us to increase overall volume while, at the same time, eliminating Independent Sales Organization fees agent offices would incur working directly with a bank. We pay commissions to agent offices based on the services we perform. Each relationship is customized based on the abilities and infrastructure of each agent office.

         o Affiliate Program - Our affiliate program has proved to be a significant source for acquiring new merchants. Every new customer, once its account is established, is assigned an affiliate representative. This affiliate representative works directly with the customers to bring in leads and referrals. Once leads arrive, trained sales representatives contact the businesses referred. A commission, depending on the product sold, the price point and customer credit, is paid to the referrer. The referrer has the opportunity to make up to $600 for each referral sold. This has proven to be an effective sales incentive while at the same time meeting its internal customer acquisition cost targets.

         o Bank Affiliate Program - We believe most traditional banks turn down a significant percentage of new merchant account applications because they do not meet rather rigid bank criteria which are not conducive to most e-merchant profiles. We have a bank affiliate program which allows us to acquire these declined merchants either by requiring the merchant to establish a checking account with the bank that turned down the merchant account or by paying the bank a small fee for the referral.

         o Resellers - We have reseller agreements with various web design firms, hosting companies and Internet Service Providers. These resellers either bundle our processing solution with their products or refer their customers to us for sale and fulfillment.

         o Network Marketing - We have partnered with a number of network marketing organizations with the goal of providing their organizations and those they service with the latest multimedia and processing technologies available. Participants have the opportunity to purchase template based / automated solutions or custom solutions to meet their needs. These organizations are incented to promote the solutions via revenue sharing opportunities.

         o Direct Sales - We have assembled a highly professional direct sales force that focuses on selling our custom multimedia and rich-media solutions. The sales force targets large enterprise companies that have specific sales or branding objectives.

Sources of Revenue

         Through ePenzio, CaptureQuest and FlashAlly, we have revenue streams that occur at the time of the initial sale and recurring revenue that is realized monthly over the life of each contract. We are developing other varying revenue streams based on proposed new products and services. The major sources of revenue are described below:

         Sale of Merchant Accounts and Credit Card Processing Solutions
         --------------------------------------------------------------

         Our primary source of revenue comes from the sale of merchant accounts and credit card processing solutions. Customers have the choice of paying for the merchant account and processing equipment or financing their purchase through various financing options we have established. For sales originated by us, we bill the account monthly for the duration of the contract. With accounts sold to outside financing sources, lump sum payment is made to us in approximately ten days. Financing of our products is mainly held to a 36-month term.

         Recurring Fees
         --------------

         We also realize recurring revenue on merchant accounts we establish for customers. Our banking agreements provide for up to a 50%/50% revenue split on all discount rates, banking and processing fees collected by the banks. For example, a typical merchant account might require the merchant to pay $10 per month as a statement fee, $15 per month monthly minimum (depending on the merchant's processing volume) and $0.30 per transaction processed. We would, in this case, receive at least $12.50 per month for this active merchant ($5 from the statement fee and $7.50 from the monthly minimum). We have thousands of active merchants paying these monthly bank fees to support their merchant accounts and expects recurring revenue from transactions to grow as percent of overall revenues. We also realize recurring revenue on FlashAlly websites hosted by us. We collect a monthly hosting fee ranging from $19.99-$29.99 for each active website it hosts.

         Internet Gateway Fees
         ---------------------

         We receive recurring revenue from the monthly Internet gateway fees that Internet merchants agree to pay. All merchants who purchase an Internet payment gateway are charged a monthly gateway access fee. We keep 50% of the monthly fees for every active merchant. We have thousands of active merchants paying the monthly gateway access fees.

         Rich Media Advertising
         ----------------------

         We receive revenue from the creation, delivery, tracking and reporting of rich-media email and Internet advertising campaigns. The average rich-media campaign costs $10,000 to create and $0.05 per piece to deliver, track and report.

         Email List Brokering
         --------------------

         We receive revenue for procuring targeted, permission based email lists for its rich-medial advertising clients. The commission for procuring these lists ranges from $0.01-$0.10 per name procured.

         Multimedia Services
         -------------------

         We receive revenue for a host of multimedia services provided. Work ranges from the template based to custom and covers website, interactive CD, corporate branding/identity, custom database, and traditional print services.

         Other Revenue
         -------------

         Our revenue streams include the sale or re-sale of websites, hosting, POS terminal reprogramming, pin pads and other miscellaneous products. We maintain hosting servers to accommodate our customers looking for a hosting solution. This revenue stream is expected to add to recurring revenue streams. We are adding website programmers to provide basic website design and development for merchant customers. Once this is done, website programming will be added as a larger component of our overall revenue.

Growth Opportunities

         We have developed an approach to how we intend to continue our growth in the future. The main components of our intended growth plan are as follows:

         o International Expansion: To date, we have sold strictly within the United States market. Now that an effective system has been put into place to create and manage a domestic customer base, we will consider the prospect of international expansion. Given the proper financial, personnel, technical and other resources, we intend to initially seek to develop a presence in Canada. Subsequently, we intend to examine possibilities of developing a presence in Australia, New Zealand, and English-speaking countries in Europe. Once an effective model has been put in place for introduction into international markets, we believe we can market our products and services globally. We believe that we will benefit from lower customer acquisition costs and lower competition in international markets, because our marketing methods have not been utilized significantly outside the United States.

                     On January 22, 2002, we acquired Transaxis, S.A., a company with offices in Geneva, Switzerland and London, England. Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We anticipate that the acquisition of Transaxis will enable us to offer our products and devices to businesses and financial institutions internationally. Transaxis and its assets are important components of our agreement with GlobalCollect, BV pursuant to which we will likely provide international transaction processing solutions, thus opening opportunities throughout the United Kingdom and Western Europe, and other countries as well. Employees of Transaxis have begun sourcing potential customers for FlashAlly and CaptureQuest products in the United Kingdom and Europe.

         o Expanded Lead-Source Marketing Efforts: Currently, a significant portion of our new customers are derived from several lead sources with which we have formed alliances. We have explored the potential of duplicating and improving upon the marketing done by our lead sources. Successfully doing so will make us less reliant upon the marketing efforts of our lead sources and will allow us to obtain customers for a lower cost. Currently, we pay a significant portion of the revenues generated from each outside sale to the source from which the original lead came. The only value we receive from this cost is that of the lead itself. We believe that the marketing expended to obtain this lead could be done by us for as little as half the amount we now pay the lead source.

                     Our wholly-owned subsidiary, ePenzio, Inc., has
              historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, on August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and we intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, it is anticipated that the loss of our contractual relationship with Home, Inc. may significantly affect the Company's results of operations.

         o Vertical Integration of Products and Services Currently Being Purchased from Outside Sources: We currently market three products or services that we outsource to other suppliers. Some, if not all, of these products and services could be sold with higher gross margins if we were to supply them directly to customers. These products and services are discussed in the section below.

Products and Services in Development

         As discussed above, in order to increase revenues and better control quality, we have begun development of, or are seeking to develop, new products and services, and, in some cases, to develop internal capabilities and competencies for products or services that we currently outsource. These potential new products and services we are considering developing in the future include the following:

         o Product Financing: Most of our customers finance the products and services they purchase from us over periods ranging from twelve to thirty-six months. Much of this financing is done through banks and finance companies with whom we have established relationships. Initially, the customer completes finance documents, based upon which we analyze the customer's credit. Once a credit score is established, we offer to sell these installment contracts to one of several available finance companies. The finance company assigns an interest rate to each of the installment contracts and notifies us of the discount it will apply to the installment contracts before purchasing them. This discount can be as much as 50%, and in cases of customers with very low credit scores, finance companies will decline to purchase the installment contracts.

                     By carrying and servicing the installment contracts for a
              period of three to six months, we decrease the discount finance companies charge to later purchase the installment contracts. Consequently, in 2000 ePenzio established a wholly-owned finance company, Olympus Financial, Inc., which allows us to better control the financing process. If we can sell a customer's installment contract for a fair price at the time of sale of the product, then we immediately sell it. If, however, we can sell the installment contract for more by holding the contract for an additional three to six months through Olympus, we will do so. This process has allowed us to better control our assets. Such a process requires large cash reserves, and we have only been able to execute it with a portion of our new business.

         o Payment Processing: Currently, we use several payment processors for the processing needs of our customers. Previously, we received no revenue on an ongoing, residual basis from the monthly fees and discount rates charged these customers. On June 20, 2000, our subsidiary, ePenzio, completed negotiations that allowed it to begin receiving a small portion of these monthly fees and discount rates. Over time, our portion of these fees and discount rates has grown to approximately $111,000 per month in revenue. We anticipate that, at some point, we will explore the possibilities of handling many of our customers' processing needs ourselves. This may allow us to better control the quality of the product our customers receive and may make it more cost effective for us to solicit customers with high monthly processing volumes. In addition, it may increase the revenues we generate from a service we already provide our customers.

         o Website Hosting: To date, we have contracted with several companies to provide web hosting services to our customers and have received no portion of either the initial costs or the ongoing monthly hosting fees paid by the customer. We believe that we could establish or acquire a web hosting solution that would be at least as effective as those provided by our web partners. Again, this might allow us to better control the quality of the products our customers purchase while potentially increasing revenues.

Competition

         Our markets are becoming increasingly competitive. Our competitors include application service providers, software vendors, systems integrators and information technology consulting service providers who offer some or all of the same products we do to the small business and entrepreneur markets.

         Most of these competitors do not yet offer a full range of Internet professional services. Many are currently offering some of these services or have announced their intention to do so. These competitors at any time could elect to focus additional resources in our target markets, which could materially adversely affect our business, prospects, financial condition and results of operations. Many of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than us.

         Additionally, should we determine to pursue acquisition opportunities, we may compete with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

         There are relatively low barriers to entry into our business. We have limited proprietary technology that would preclude or inhibit competitors from entering our markets. In particular, we anticipate that new entrants will try to develop competing products and services or new forums for conducting e-commerce that could be deemed competitors. We believe, however, that we presently have a competitive advantage due to our marketing strategies.

         Because of our unique marketing efforts and all-in-one Internet payment solutions, it is difficult to identify our closest competitors. However, because of the relatively low barriers to entry involved with becoming an independent sales organization in the merchant processing industry, the list of companies providing just merchant accounts is fairly extensive, and it comprises the largest portion of companies competing for our target customer base. The following is a list of our larger competitors:

         o Cardservice International. Based in Moorpark, California, and Raleigh, North Carolina. Cardservice International is a provider of merchant credit card, ATM/debit card and check guarantee services, and offers secure transport of financial transactions for businesses in both the physical and Internet worlds. Cardservice's sales are driven by independently-owned sales agent offices throughout the United States.

         o US Merchant Systems. Based in Newark, California, US Merchant Systems provides merchant accounts, credit card processing, ATM debit card processing, check verification and guarantee, secure Internet transaction processing, point-of-sale equipment, Internet storefront builders, shopping carts, and electronic check processing. It has solutions for both Internet and brick-and-mortar type businesses. US Merchant maintains an agent office program that is similar to that of Cardservice, but on a smaller scale. US Merchant markets its services to its customers mainly through affiliations with web hosting companies.

         o E-Commerce Exchange. Based in Irvine, California, E-Commerce Exchange provides a range of products that includes merchant accounts, credit card processing services, Internet payment gateways, point of sale terminals, Internet shopping carts, electronic check processing and E-Commerce Exchange markets mainly through unsolicited email messages and outbound telemarketing calls to consumers and small businesses.

         Our competitors also include smaller regional independent sales organizations as well as agents and affiliates of larger merchant account and merchant services providers. There are hundreds of individuals and small companies throughout the nation who provide payment solutions, supported by local banks, to their local businesses. The following is a list of a few of our smaller competitors:

         o    Global Payments, Inc

         o    Netgateway, Inc.

         o    Total Merchant Services

         o    Innovative Merchant

         o    Payment Processing, Inc.

         o    Bankcard USA

         o    Electronic Commerce International

         o    Merchant Processing Services

         o    AMS Merchant Account Services

         o    #1 Merchant Accounts

         o    eHosts

         The following is a list of larger competitors of CaptureQuest, Inc., a wholly-owned subsidiary of Category 5:

         o WhiteSpeed. WhiteSpeed's sales pitch is similar to that of CaptureQuest in that WhiteSpeed offers "full rich-media email service from creation to delivery, tracking, and detailed reporting." Its digital products are listed as follows: Streaming video-banners, rich newsletter management, website creation, screensavers, games, and email streaming "TV-style" commercials.

         o EyeWonder, Inc. EyeWonder utilizes EyeMail(TM) and EYERIS(TM) technology to deliver streaming video and audio via email, and plays the video and audio within the viewer's email client.

         o Unicast Communications Corp. Based in New York City, New York, with offices in San Francisco, Chicago, Brazil and London, Unicast is an online advertising solutions provider, which provides an online format suite to its site network partners and its agency / advertiser customers. Unicast works with both advertisers and Web publishers, and this central position allows it to deliver, format and service both sides of the advertising equation.

         o EyeBlaster, Inc. EyeBlaster provides an online ad management platform that allows agencies and advertisers to independently create and manage a wide variety of rich media formats including floating ads, window ads, expandable banners, and commercial breaks.

         The following is a list of larger competitors of our subsidiary, FlashAlly, LLC, a wholly-owned subsidiary of Category 5:

         o Vermotion, Inc. Vermotion markets an application which enables companies to automate and transfer core business functions to the Internet, including customer management, order procurement, financial management, client services, data base marketing, product / supplier integration, Web Site management and comprehensive business reporting.

         o uSite. uSite markets technology which enables entrepreneurs and small businesses to establish an e-commerce presence on the Internet, including website design services, merchant accounts, payment gateways, and a warehouse that contains consumer products which customers can resell.

         o Pacific Webworks, Inc. Pacific Webworks markets a PC-based application that allows small businesses to create e-commerce enabled websites.

         o Internet Development Inc. Internet Development Inc. markets technology which gives companies with large sales forces a template system that gives each agent his or her own customizable website that reflects the branding and identity of the employer. Internet Development also offers a virtual office suite and an HTML email creator for email-based advertising.

         The main method in which we distinguish ourselves from our competitors is through marketing and sales. The majority of our revenue is derived from product sales at seminars, workshops and training classes held throughout the nation. Other than Netgateway, Inc., very few, if any, of our competitors conduct seminars and workshops. Instead, competitors rely on local salespeople, "spam" emails and advertisements in trade publications. We also offer a complete product line to enable our customers to have an Internet business presence and accept credit cards through their websites. Other than Netgateway, Inc., very few of our competitors offer the complete product line to enable "one-stop" shopping for their customers. Some have websites, some have shopping carts, some have Internet payment gateways, and some have banking relationships to provide merchant accounts. Very few of our competitors have the broad suite of products and services we offer.

Significant Customers

         We do not rely on any one customer or small group of customers. We work to ensure that ours customer base is sufficiently diversified.

Dependence on Suppliers

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on revenues, profits. cash flow, or financial condition will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and we intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, we is anticipate that the loss of our contractual relationship with Home, Inc. may significantly affect the our results of operations.

Seasonality

         Our revenues are subject to seasonal fluctuations. The first and second calendar quarters are generally stronger than the third and fourth calendar quarters. Customers seem less interested in attending workshops during the period between July 15th through Labor Day, and again during the holiday season from Thanksgiving Day through the first week of the following January.

Research & Development

         While we do not currently have a department dedicated to research and development, we regularly investigate products, services, and techniques that could enhance the suite of products we offer.

Employees

         As of September 10, 2002, we employed a total of 89 employees, of which 88 are full-time employees.

Environmental Standards

         We believe our facilities and operations are within standards fully acceptable to the Environmental Protection Agency and that all facilities and procedures are in accordance with environmental rules and regulations, and international, federal, state, and local laws.

Strategic Relationships

         As indicated above, we have established relationships with various banks and financial institutions, which enable us to serve as a merchant account provider to certain customers seeking processing solutions, whether they need physical terminals or Internet payment gateways. Having multiple banking relationships enables us to successfully procure Merchant IDs and account setup for many of our customers, regardless of credit history.

ITEM 2.       Description of Property

         We currently do not own any real property. We do, however, lease approximately 18,000 square feet of office space located at 2755 East Cottonwood Parkway, Suite 450, Salt Lake City, Utah. During the entire term of this lease, we will have paid approximately $20,283 per month in lease payments (based on straight-line rents). The lease for this space will terminate on October 31, 2005. We also lease approximately 4,000 square feet of office space located at 5255 North Edgewood Drive, Suite 250, Provo, Utah for the operation of its CaptureQuest subsidiary. This lease will expire on approximately August 31, 2004. During the course of this lease, we will have paid approximately $4,500-$4,700 per month in lease payments, plus certain additional rents as provided in the lease agreement. We believe that our current office space and the condition of such properties are adequate for current needs.

ITEM 3.       Legal Proceedings

         On December 28, 2000, Online Exchange, Inc., a Missouri corporation, and its president, Paul Schneider, filed a Petition for Declaratory Judgment for Breach of Contract and Related Relief against Executive Credit Services, L.C., as well as its President, Paul Anderson, and then CEO, Brad Crawford, in the Circuit Court of St. Louis County, Missouri (No. 00CC-004326). ePenzio is the successor to Executive Credit Services. The basis of the Petition is a Confidentiality and Marketing Agreement between the parties, dated November 23, 1999.

         In the Petition, Online requests (1) declaratory judgment that the Marketing Agreement has been abandoned or is otherwise of no force and effect, that the court determine the obligations of the parties subsequent to the abandonment of the Marketing Agreement, and that Online be awarded its costs and fees; (2) an order of the Court compelling ePenzio to provide the court with an accounting of all information related to ePenzio's sale or lease of merchant accounts to Online customers, including information related to any chargebacks, and the award to Online of any referral fees due and owing from ePenzio, plus costs and attorneys' fees; (3) judgment in favor of Online in an amount in excess of $25,000 (the specific amount to be determined at trial), plus interest and costs, for referral fees to which it is entitled from and after abandonment of the Marketing Agreement in March 2000, based upon the claim that ePenzio breached the agreement after March 2000; and (4) entry of judgment in Online's favor in an amount in excess of $25,000 (the exact amount to be determined at trial), plus interests and costs, on a theory of unjust enrichment.

         On February 6, 2001, ePenzio filed a motion to dismiss the action pending in Missouri, on the basis that the parties agreed in the Marketing Agreement that any legal action filed by any party to the Agreement to enforce the terms of the Agreement must be filed in the Third Judicial District Court for the State of Utah. The motion is pending.

         On January 26, 2001, Executive Credit Services, L.C. filed a complaint in the Third Judicial District Court of Salt Lake County in the State of Utah against Online and Paul Schneider in relation to the Marketing Agreement (Civil No. 010900847). In the complaint, ePenzio requests (1) judgment against Online for the principle amount of $174,430, plus all chargeback amounts accrued after the date of the Complaint, plus pre and post judgment interest, as well as collection costs and (2) in the alternative, that the court imply a contract at law and enter judgment against Online in the amount of $174,430, plus pre and post judgment interests.

         On April 5, 2002, Category 5 filed a complaint against Netgateway, Inc. in the Third Judicial District Court in and for Salt Lake County, State of Utah (Case No. 020902991), in relation to the failure by Netgateway to perform its obligations under that certain Termination and Release Agreement by and between Category 5 and Netgateway and dated January 14, 2002, pursuant to which Netgateway is obligated to pay to Category 5 a termination fee of approximately $262,000. Category 5 has granted to Netgateway an indefinite extension to file its answer to the complaint, pending an out-of-court resolution of the dispute between the parties to the dispute.

         Mr. William C. Gibbs served as the Chief Executive Officer and Chairman of our board of directors; however, a dispute occurred between Mr. Gibbs and us concerning his employment status and position as Chairman of the board of directors. Mr. Paul Anderson assumed the duties of our Chief Executive Officer and Chairman. Effective September 12, 2002, the parties executed a Severance Agreement and Mutual General Release, pursuant to which Mr. Gibbs' employment with us terminated effective August 31, 2002.

         In the normal course of business, we have various legal claims and other contingent matters. Although the final outcome of such matters cannot be predicted, we believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

Risk Factors

Future losses could impair our ability to raise capital.

         Although we recorded net income of $ $4,324,972 for the six months ended June 30, 2001, and $1,700,995 for the year ended December 31, 2000, we recorded a loss of $3,377,873 for the year ended June 30, 2002. We cannot assure you that we will return to profitability in future periods. Losses in future periods could impair our ability to raise capital as needed.

We are subject to compliance with securities laws, which exposes it to potential liabilities.

         Historically, we have periodically offered and sold common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as documented by it as the basis for such exemptions, including information provided by investors themselves.

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

         Additionally, if we did not qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission under the Securities Act and state securities agencies.

Our business strategies and financial projections are based on various factors and assumptions, which may prove to be incorrect.

         This annual report describes our business strategy and plans. This is based on a number of variables, hypotheticals and assumptions about various matters, including the following:

         o General Internet industry information from third-party sources, including information respecting level of usage, continued growth, security protocol development, and other matters;

         o Our expectations regarding managerial and financial resources available to us;

         o    Anticipated results of advertising and marketing activities;

         o    Estimates of market size and characteristics;

         o    Competitive conditions;

         o    Future capital requirements; and

         o    Rates of growth.

         Such information is based on present circumstances, third party data believed reliable but not fully verified or verifiable by management, our estimates, and on events that have not occurred, which may not occur, or which may occur with different sequences and consequences from those now assumed or anticipated. All such information, estimates, and projections must be considered in light of the emerging nature of the Internet industry and the uniqueness of our business plan and strategy. If investors were to consult with their own advisors or other industry experts, it should be expected that their views may differ from those set forth herein. No assurance can be given that all material assumptions have been considered. No representation or warranty of any kind is made by us, and none should be inferred, respecting the future accuracy or completeness of such forward-looking material.

Some of our marketing channels are unproven and may not be successful.

         We have recently commenced marketing products and services through a new marketing channel using resellers and multi-level marketing. This marketing channel is unproven and may not be successful. If it is unsuccessful, our operating expenses may increase without a corresponding increase in sales.

We must successfully implement its marketing and business strategy in order to generate sales.

         We intend to continue or begin to advertise to potential clients through a variety of distribution channels, such as seminars, print and Internet media advertising, direct marketing campaigns, cold calling, and co-marketing arrangements with key industry partners. If these distribution channels prove more costly or less effective than anticipated, our growth and ability to generate revenues would be adversely affected.

         Our continued success depends on its ability to compete in an industry that is highly competitive, with rapid technological advances and constantly improving products in both price and performance. As most market areas in which we operate continue to grow, we are experiencing increased competition, and expects this trend to continue. Under our current competitive strategy, our endeavors to remain competitive by growing existing businesses, developing new businesses internally, increasing efficiency, improving access to new markets, and reducing costs. Although our executive management team and board of directors continue to review and monitor our strategic plans, we can give no assurance that we will be able to continue to follow our current strategy or that this strategy will be successful.

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

         o    The level and growth of use of the Internet; and

         o    Customer service and support.

         Because of our recent rapid growth and the ongoing evolution of our business model, we do not have historical financial data on which to base planned operating expenses. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Therefore, any significant shortfall of demand for our Internet services in relation to our expectations would have an immediate adverse impact on our business, operating results and financial condition.

We expect our operating results to fluctuate, which makes it difficult to predict future performance.

         We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Registration for Internet e-commerce services tends to be cyclical in nature. In addition, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:

         o    Demand for and market acceptance of new Internet services;

         o The introduction or enhancement of Internet services or access by us or our competitors;

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

         Because of the foregoing factors, we expect its future operating results to fluctuate. As a result of such fluctuations, it will be difficult to predict our operating results. Period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

We may be unable to collect our receivables and retainages in amounts previously estimated.

         In accordance with United States generally accepted accounting principles, we have established reserves against its retainages and receivables. We believe that the established reserves adequately allow for the estimated uncollectable portion of the retainages and receivables. However, we may experience collection rates below its established reserves, which could reduce the amount of available funds and require additional reserves. Reduced available funds could adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to collect our retainages and receivables in sufficient amounts. Failure to collect adequate amounts of its retainages and receivables could materially adversely affect our business and results of operations.

There are low barriers to entry in our market, which could result in increased competition in the future.

         The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. Should we seek in the future to attempt to expand the scope of its Internet services and product offerings, we will compete with a greater number of Internet companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive products and services in the future.

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

         We have entered into certain key co-marketing arrangements with strategic partners in order to leverage the industry and marketing expertise of such partners. We expect that revenues generated from the sale of our products and services through such strategic co-marketing arrangements will account for a significant portion of our revenues for the foreseeable future. Some of these arrangements provide, for the co-marketing partner, certain exclusive rights to co-market our services in a particular industry, which might hinder us from directly contacting potential clients in such industry. Our arrangements with these co-marketing partners are relatively new and have not yet generated material revenues. There can be no assurance that such arrangements will be successful in generating such revenues. Further, if a co-marketing relationship is terminated, we may be unable to replace such relationship with other alliances that have comparable customer bases and user demographics.

We are dependent upon certain relationships with third parties, the loss of which may be detrimental to our operations.

         We are dependent on certain banking relationships as well as strategic relationships with third parties who provide payment gateways to our customers. We must comply with certain bank covenants to maintain its banking relationships. Failure of these financial institutions and third parties to continue their relationships with us or to continue to provide services in a satisfactory way to our customers could adversely impact our financial viability and result in the loss of the business of the merchants to whom we sell products and services. During the year ended June 30, 2002, one of the two of our financing sources factored 52% of our financing contracts and the other factored 48%. We may in the future continue to finance operations by factoring financing contracts. If these financial institutions and third party service providers do not continue to provide services to our customers, we may not be able to find other third-party service providers. In that instance, our customers may terminate their agreements and move their business to our competitors, which could have a significant effect on our revenues and earnings.

Our sales may suffer due to loss of certain outside referral source.

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. discontinued its performance under this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition will be as a result of the likely termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and we intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, we anticipate that the loss of our contractual relationship with Home, Inc. may significantly affect our results of operations.

We are subject to risks associated with research and development of new products.

         In order to remain competitive and continue to increase revenues, we must update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not acceptable in the marketplace. The electronic payments market in which we compete is characterized by technological change, new product introductions, evolving industry standards and changing customer needs.

         Our market experiences rapid technological change. Any delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete.

We may not adequately manage our growth and expansion.

         We have recently experienced a period of rapid growth. This growth may continue at a substantial rate as we seek to expand its operations and begin generating increased revenues. If we are not able to manage this growth, our business and results of operations will likely suffer. To manage growth effectively, we must:

         o    Expand our operating and financial procedures and controls;

         o Replace or upgrade its operational, financial and management information systems;

         o    Attract, train, motivate, manage, and retain key employees;

         o    Expand its infrastructure;

         o Enter into strategic relationships and agreements with vendors and co-marketers; and

         o Increase substantially the size of the sales, marketing, customer development; and customer service departments.

         There can be no assurance that we will be successful in evaluating its growth requirements to address these risks.

Some of our competitors are larger and have greater financial and operational resources which may give them an advantage in our market.

         Many of our competitors are larger and have greater financial and operational resources than us. This may allow them to offer better pricing terms to customers in the industry, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we can demand for its offerings.

We may become subject to additional U.S. state taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

         Transaction processing companies like us may be subject to taxation by various U.S. states on certain portions of the fees charged to customers for our services. Application of this tax is an emerging issue in our industry and the states have not yet adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our operating costs will increase, reducing our profit margin.

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

         Our long-term strategy includes a plan to expand our services into international markets. The international market for Internet service providers and our business model, products and services is unproven. Therefore, we cannot assure you that we will be able to market, sell and provide our Internet services successfully outside the United States. We could suffer significant operating losses if the revenue generated by any international operations is not adequate to offset the related expense.

We need to hire and retain qualified personnel to sustain our business.

         We are currently managed by a small number of key management and operating personnel. We do not have employment agreements with most of our employees. We do not maintain "key man" insurance on any employees. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If key officers or employees are unable or unwilling to continue in their present positions, our business could be harmed. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future, may have a material adverse effect on our business and results of operations.

We are dependent on the continued participation of certain key executives and personnel to effectively execute our business plan and strategies and we must effectively integrate our management team.

         Our performance is substantially dependent on the continued services of the members of our management team, as well as on our ability to retain and motivate our officers and key employees. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. The market for highly qualified personnel is very competitive. There can be no assurance that we will be able to retain existing employees or that we will be able to attract, assimilate or retain sufficiently qualified personnel in the future. The inability to attract and retain the necessary technical, managerial, design, editorial, sales and marketing personnel could have a material adverse effect on our business, financial condition and operating results.

         We depend on the ability of our management team to effectively execute our business plan and strategies. During the last several months, we have significantly expanded our managerial, technical, financial, marketing, operations, and customer service departments and have hired many of our key employees and executives. Some of these key employees and executives have no prior senior management experience in public companies. Because many members of our management team have worked together only for a short period of time, we must integrate these key executives and other employees into our operations. If our management group is unable to effectively integrate its activities, or if we are unable to integrate new employees into our operations, our business plan and strategies will not be effectively executed and our operations could suffer.

Recent changes in senior management may negatively impact future operations if the merger with Mindarrow Systems does not occur.

         In June 2002, Mitchell Edwards resigned as our President and acting Chief Financial Officer. Should the merger with MindArrow Systems be consummated, it is anticipated that Robert Webber, President of MindArrow, will serve as President of the combined entity and that Michael Friedl, Chief Financial Officer of MindArrow, will serve as Chief Financial Officer. In addition, William C. Gibbs had been serving as our Chief Executive Officer and Chairman of our board of directors. However, we are currently negotiating a settlement of Mr. Gibbs' employment contract, and Paul Anderson has assumed the duties of Chairman and Chief Executive Officer. Should the merger with MindArrow not occur, the loss of our Chief Executive Officer and Chief Financial Officer may negatively impact our operations unless and until we can recruit and retain replacement senior management.

We are negotiating a settlement with our CEO, William Gibbs, which may be disruptive to the combined company and result in substantial costs.

         Since June 2001, William C. Gibbs has served as the Chief Executive Officer and Chairman of our board of directors. However, we are currently negotiating a settlement of Mr. Gibbs' employment contract, and Paul Anderson has assumed the duties of Chairman and Chief Executive Officer. We cannot provide any assurance that this matter will be resolved prior to the closing of the merger with MindArrow, or that a resolution will occur without the parties seeking a legal remedy. Should litigation occur, such event may be disruptive to the combined company and may result in substantial legal fees and other costs.

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

We depend upon third parties to implement elements of our business.

         We depend substantially upon third parties for several critical elements of its business, including:

         o    Payment processing companies, for merchant settlement services;

         o    Telecommunication services;

         o Vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet;

         o    Finance companies; and

         o    Referrals.

         Any loss or interruption of service by such providers and suppliers would have an adverse effect on our business and prospects.

We may be unable to raise necessary funds for operations.

         We anticipate that we may need to raise additional funds to meet its cash flow and capital requirements. In the past, we have frequently experienced cash flow shortages because we have not generated enough cash from operations to cover its expenses. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise necessary funding would adversely affect our ability to successfully implement our business plan. There can be no assurance that we will be able to obtain additional financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

Our operations could be hurt by terrorist attacks and other activity that make air travel difficult or reduce the willingness of our target customers to attend group meetings.

         We rely on frequent presentations of our preview training sessions and Internet training workshops by a limited number of persons in various cities, and these persons generally travel by air. In addition, these preview training sessions and Internet training workshops involve large groups of persons in upscale and sometimes marquis hotel facilities. Our business would be materially and adversely affected by air travel becoming less available due to significant cut backs in the frequency of service or significant increases in processing times at airports due to security or other factors or by air travel becoming unavailable due to governmental or other action as was the case during a brief period during September 2001. In addition, our business would be materially and adversely affected if our target customers were to become fearful of attending large public meetings in large hotels.

Current management owns approximately 61% of our outstanding common stock and their interests could conflict with those of other stockholders.

         Our current directors and executive officers own approximately 61% of our outstanding common stock. A majority of the outstanding shares of our common stock is required to approve the merger with MindArrow. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We may not pay dividends.

         We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our current Business Loan Agreement with Zions First National Bank does, and our future credit facilities and debt instruments may, restrict its ability to pay cash dividends on our common stock. Moreover, Category 5 is a holding company, and our ability to pay dividends is dependent upon the receipt of distributions from our direct and indirect subsidiaries.

A change of control may be difficult.

         Our Amended and Restated Articles of Incorporation, as corrected, contain, among other things, provisions authorizing the issuance of "blank check" preferred stock. We are also subject to provisions of Nevada law which may affect certain merger and other change of control transactions. These provisions could delay, deter or prevent a tender offer, certain business combinations or other changes of control involving Category 5 that our stockholders might consider to be in their best interests.

Future acquisitions may be unsuccessful, result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations, or strain or divert our resources from more profitable operations.

         As part of our ongoing business strategy, we may acquire complementary businesses or technologies. If we pursue any such acquisition, our ongoing business may be disrupted and management's attention and resources may be diverted from other business concerns. Such acquisitions may result in us entering into markets or market segments in which we have limited prior experience. Further, any such acquisition transaction may be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including failure of management to integrate the acquired business, failure to retain key personnel of the acquired business, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations.

         As part of our ongoing business strategy, we intend to consider acquisitions, alliances, and transactions involving other companies that could complement our existing business. However, we may not be able to identify suitable acquisition parties, joint venture candidates, or transaction counterparties. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

Failure to protect our intellectual property could harm our name recognition efforts and ability to compete effectively.

         Currently, we rely on a combination of patents, trademarks, copyrights and common law safeguards including trade secret protection. To protect our intellectual property rights in the future, we intend to continue to rely on a combination of patents, trademarks, copyrights and common law safeguards, including trade secret protection. We also rely on restrictions on use, confidentiality and nondisclosure agreements and other contractual arrangements with our employees, affiliates, customers, alliance partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our intellectual property and proprietary information. A third party could obtain our proprietary information or develop products or technology competitive with us. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer products and services to the same extent as in the United States. Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful.

We may have made, or may make in the future, acquisitions that are unsuccessful or strain or divert resources from more profitable operations.

         We may not be able to successfully integrate any businesses that we have acquired, or may acquire, into existing operations. If we cannot successfully integrate acquisitions, our operating expenses may increase. This increase would affect our net earnings, which could adversely affect the value of the outstanding securities. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and expenses related to impairment goodwill and amortization of other intangible assets, all of which could adversely affect our profitability. These transactions involve numerous other risks as well, including the diversion of management attention from other business concerns, entry into markets in which we have had no or only limited experience, and the potential loss of key employees of acquired companies. Occurrence of any of these risks could have a material adverse effect on us. We are still working to integrate personnel and operations from Exposure International, LLC, Transaxis, S.A., Bottomline OnLine, Inc., FlashAlly, LLC and CaptureQuest, Inc. that we acquired during the last year.

We may be in breach of our purchase agreement with CaptureQuest if we do not fund $1,500,000 to CaptureQuest by September 25, 2002.

         On April 10, 2002, we closed the acquisition of CaptureQuest, Inc. We acquired CaptureQuest for 3,105,769 shares of common stock. At closing, 2,105,769 of these shares were issued to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account to indemnify us against certain representations and warranties made by CaptureQuest, and to serve as an earnout upon attainment by CaptureQuest of certain revenue and profitability targets during the 12 months following the closing. We granted to each of the former CaptureQuest shareholders the right to repurchase the CaptureQuest shares if we cease to operate, file for bankruptcy, or if our stock trades at a price below $1.00 for a period of fifteen days after one year from the closing. Moreover, we agreed to contribute, on or before September 25, 2002, $1,500,000 to CaptureQuest to be used for working capital. We may not be able to fund the $1,500,000 to CaptureQuest for working capital on September 25, 2002, or ever.

                                     PART II

ITEM 5.       Market For Registrant's Common Equity And Related Stockholder
              Matters


Market Information

         Our common stock has traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol CFVT since June 12, 2001. The following table presents the high ask and low bid information for the Company's common equity for each quarter since trading began, as reported on the OTCBB. The quotations set forth in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent the actual transactions:

                                                              Low          High

         Fiscal 2001

         Quarter ended June 30, 2001 ......................   1.00         1.50

         Fiscal 2002

         Quarter ended September 30, 2001..................   0.70         2.18

         Quarter ended December 31, 2001...................   1.55         5.25

         Quarter ended March 31, 2002......................   1.60         3.20

         Quarter ended June 30, 2002.......................   0.70         2.70

         Source: www.otcbb.com and www.yahoo.com
         ---------------------------------------

         These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Holders

         On September 10, 2002, there were approximately 120 holders of record of our common stock.

Dividends

          Prior to the reverse acquisition of ePenzio by Category 5 on May 20, 2001, ePenzio declared and paid cash dividends on its common stock in the amounts of $484,348, $822,005 and $627,929 for the six months ended June 30, 2001 and for the years ended December 31, 2000 and 1999, respectively, which is equivalent to #0.05, $0.09 and $0.07 per share, respectively, based on the basic weighted average number of shares outstanding during those periods. However, since May 20, 2001, Category 5 has not declared or paid any cash dividends on its common stock. Category 5 currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by Category 5's board of directors in light of Category 5's earnings, financial position, capital requirements, contractual restrictions and such other factors as the board of directors deems relevant.

          The Zions First National Bank #2 Million revolving line of credit restricts the dividends that may be paid by Category 5 to its stockholders. Nevada Revised Statutes Section 78.288 limits Category 5's ability to pay dividends on its common stock if any such dividend would render Category 5 insolvent on either a cash flow basis or balance sheet basis.


                            Equity Compensation Plan Information

                         Number of        Weighted-average        Number of securities
                        securities to    exercise price of             remaining
                         be issued          outstanding              available for
                        exercise of         and rights               under equity
                        outstanding                                  compensation
                          options                                        plans
                        warrants and                                  (excluding
                           rights                                     securities
                                                                     reflected in
                                                                      column (a)
------------------------------------------------------------------------------------------
                            (a)                 (b)                       (c)
------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders         632,063          $        0.63                3,871,375

Equity compensation
plans not approved
by security holders    1,496,562 (1)      $        0.25                   -0-
------------------------------------------------------------------------------------------

     Total             2,128,625                                       3,871,375



(1) On May 29, 2001, we issued to each of William C. Gibbs, Mitchell Edwards and Edward Mooney an option to purchase 200,000 shares of our common stock each, as an incentive to serve on our board of directors. One third of these options vested on the date of grant, with the remaining two thirds vesting ratably on May 29, 2002 and 2003. These options have an exercise price of $0.25 per share and expire on May 29, 2011. On August 6, 2001, we issued to each of Mr. Gibbs, our former Chairman and Chief Executive Officer, and Mr. Edwards, our former President and Chief Financial Officer, an option to purchase 500,000 shares of our common stock each. One third of these options vested on the date of grant, with the remaining two thirds vesting ratably on August 6, 2002 and 2003. These options have an exercise price of $0.25 per share and expire on August 6, 2011. In connection with the termination of Mr. Edwards' employment with the Company in June 2002, 103,438 of Mr. Edwards' total outstanding options were cancelled and the remaining unvested options held by Mr. Edwards became vested. In connection with the termination of Mr. Gibbs' employment with the Company in September 2002, all unvested options held by Mr. Gibbs became vested.


Recent Sales of Unregistered Securities

         On April 9, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Peruvian Investments, LLC, 1,000,000 shares of Common Stock in exchange for $10,000. The Company issued the shares to Peruvian Investments, an accredited investor, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, (the "1933 Act").

         On May 21, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Kings Peak Capital, LLC a warrant to purchase 600,000 shares of Common Stock at an exercise price of $0.25 per share, as part of the consulting agreement between the Company and Kings Peak. 300,000 shares of the warrant were exercisable on the date of grant, and 300,000 shares were exercisable after December 31, 2001. The warrant expires May 31, 2006. We issued the warrant to Kings Peak Capital, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to William C. Gibbs, a director and executive officer of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares were to vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. Pursuant to a subsequent agreement between us and Mr. Gibbs and us, all of these options vested effective September 12, 2002. We issued the option to Mr. Gibbs, an accredited investor, in reliance upon
Section 4(2) of the 1933 Act.

         On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Mitchell L. Edwards, a director and executive officer of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares were to vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. Pursuant to a subsequent agreement between Mr. Edwards and us, 17,130 of these options were cancelled and the remaining unvested options vested, effective August 6, 2002. We issued the option to Mr. Edwards, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On May 29, 2001, prior to the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued to Edward P. Mooney, a director of the Company, an option to purchase 200,000 shares of Common Stock as an inducement to serve on the Company's board. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 66,667 shares, vested immediately upon grant and the remainder of the shares were to vest one third on May 29, 2002 and one third on May 29, 2003. The option expires ten years from the date of grant. We issued the option to Mr. Mooney, an accredited investor, in reliance upon
Section 4(2) of the 1933 Act.

         On May 29, 2001, in connection with the reverse acquisition of ePenzio, Network Investor Communications, Inc. issued 9,000,000 shares of its Common Stock to the shareholders of ePenzio exchange for 1,000,000 shares of common stock in ePenzio, representing all of the outstanding shares of ePenzio. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

         On August 6, 2001, we issued to William C. Gibbs, a director and executive officer of the Company, an option to purchase 500,000 shares of Common Stock. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 166,667 shares, vested immediately upon grant and the remainder of the shares were to vest one third on August 6, 2002 and one third on August 6, 2003. Pursuant to a subsequent agreement between Mr. Gibbs and us, all of these options vested effective September 12, 2002. The option expires ten years from the date of grant. We issued the option to Mr. Gibbs, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On August 6, 2001, we issued to Mitchell L. Edwards, a director and executive officer of the Company, an option to purchase 500,000 shares of Common Stock. The Option is exercisable at a price of $0.25 per share. One third of the shares, or 166,667 shares, vested immediately upon grant and the remainder of the shares were to vest one third on August 6, 2002 and one third on August 6, 2003. Pursuant to a subsequent agreement between Mr. Edwards and us, 86,308 of these options were cancelled and the remaining unvested options vested, effective August 6, 2002. The option expires ten years from the date of grant. We issued the option to Mr. Edwards, an accredited investor, in reliance upon
Section 4(2) of the 1933 Act.

         On September 14, 2001, we issued to Strategic Growth International, Inc. a warrant to purchase 350,000 shares of Common Stock at an exercise price of $1.69 per share, pursuant to an Investor Relations Consulting Agreement dated as of the same date and as amended on April 1, 2002. All 350,000 shares of the warrant were exercisable on the date of grant. The warrant expires September 14, 2006. Because the parties cancelled the Investor Relations Consulting Agreement at least 10 days prior to July 31, 2002, we have the right to cancel 125,000 of the warrants. We issued the warrant to Strategic Growth International, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On September 14, 2001, we issued to TerraNova Capital Partners, LLC, a warrant to purchase 100,000 shares of Common Stock at an exercise price of $0.25 per share, in exchange for TerraNova's facilitation of our $820,000 bridge loan consummated on November 21, 2001. All 100,000 shares of the warrant were exercisable on the date of grant. The warrant expires September 14, 2006. We issued the warrant to TerraNova Capital Partners, an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On November 21, 2001, we issued to TN Capital Equities, Ltd. warrants to purchase an aggregate of 118,900 shares of Common Stock at an exercise price of between $1.69 and $2.00 per share, in exchange for TN Capital's facilitation of our $820,000 bridge loan consummated on November 21, 2001. All 118,900 shares of the warrant were exercisable on the date of grant. The warrant expires November 21, 2006. We issued the warrant to TN Capital Equities, Ltd., an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On November 21, 2001, pursuant to a Bridge Loan Subscription Agreement entered into by us and 16 investors, we issued convertible promissory notes in the aggregate principal amount of $820,000, along with warrants to purchase an aggregate of 779,000 shares of Common Stock at an exercise price of $1.69 per share, to the investors, in exchange for a $820,000 loan from the investors. The convertible notes bear interest at a rate equal to eight percent per annum, compounded quarterly, with all principal and accrued interest due and payable on November 21, 2002. The notes are convertible into Common Stock, at the election of the Investor, beginning nine months after issuance, at a conversion rate of the lower of $2.00 per share of Common Stock or the per share purchase price of a subsequent private placement of our Common Stock. The convertible notes and warrants were issued to the 16 investors, each of whom is an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On January 22, 2002, we issued to the former shareholder of Transaxis, S.A., a Swiss corporation, 15,000 shares of Common Stock in exchange for all the outstanding capital stock of Transaxis, pursuant to a Stock Purchase and Exchange Agreement between us, the former shareholder of Transaxis, Amathus Holdings, Ltd., and David Hicks, dated January 20, 2002. We issued the shares to Amathus Holdings, Ltd. in reliance upon Section 4(2) of the 1933 Act.

         On February 27, 2002, we issued to the former shareholders of Bottomline Online, Inc. an aggregate of 225,000 of Common Stock in exchange for all of the outstanding capital stock of Bottomline Online, pursuant to a Stock Purchase and Exchange Agreement between us, Bottomline Online and the former shareholders of Bottomline Online, dated February 27, 2002. We issued the shares to the former shareholders of Bottomline Online, each of whom is an accredited investor, in reliance upon Section 4(2) of the 1933 Act.

         On March 1, 2002, we issued to the former members of FlashAlly, LLC an aggregate of 2,000,000 shares of Common Stock in exchange for all of the outstanding membership interests of FlashAlly, pursuant to a Membership Exchange Agreement between us, FlashAlly and the former members of FlashAlly, dated March 1, 2002. On March 1, 2002, 500,000 of the 2,000,000 shares were issued pro rata to the former members of FlashAlly, LLC, and the remaining 1,500,000 shares were deposited into an escrow account. We issued the shares to the former members of FlashAlly in reliance upon Section 4(2) of the 1933 Act.

         On April 10, 2002, we issued to the former shareholders of CaptureQuest, Inc. an aggregate of 3,105,769 shares of Common Stock in exchange for all of the outstanding shares of CaptureQuest common stock, pursuant to a Stock Purchase and Exchange Agreement between us, CaptureQuest and the former shareholders of CaptureQuest, dated April 10, 2002. On April 10, 2002, 2,105,769 of the 3,105,769 shares were issued pro rata to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account. We issued the shares to the former shareholders of CaptureQuest in reliance upon Section 4(2) of the 1933 Act.

         During the year ended June 30, 2002, we issued options to purchase an aggregate of 1,997,000 shares of Common Stock (9,594 of which have since been exercised and 458,781 of which have since been cancelled) to various employees, consultants and a director of ours pursuant to either the Long-Term Incentive Plan of Category 5 Technologies, Inc. or the Category 5 Technologies, Inc. Director Option Plan. These options are exercisable at a price of $0.25 to $2.50 per share, with a weighted average exercise price of $0.63. The options are exercisable over the next 7 years.

SELECTED FINANCIAL DATA

Summary Selected Historical Consolidated Combined Financial Data

         Set forth below is selected historical consolidated combined financial data for the periods and as of the dates indicated. This selected historical financial data is only a summary and we urge you to read this summary in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto for the year ended June 30, 2002, for the six months ended June 30, 2001, and for the year ended December 31, 2000, respectively, which are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

                                              Year Ended         Six Months Ended         Year Ended            Year Ended
                                            June 30, 2002         June 30, 2001        December 31, 2000     December 31, 1999
                                            -------------        ----------------      -----------------     -----------------

 Revenue                                         $ 24,392,717          $ 10,595,967          $ 20,070,443           $ 9,900,507
 Costs and expenses                                27,907,356             6,409,758            18,383,679             8,750,418
                                         --------------------- ---------------------  --------------------  --------------------

 Income (loss) from  operations                    (3,514,639)            4,186,209             1,686,764             1,150,089
 (Provision) benefit for income taxes                (154,000)              140,000                     -                     -
 Interest income (expense) and other                  290,766                (1,237)               14,231                 4,308
                                         --------------------- ---------------------  --------------------  --------------------

 Net income (loss)                                 (3,377,873)            4,324,972             1,700,995             1,154,397
                                         ===================== =====================  ====================  ====================

 Pro forma earnings per share:
   Earnings as reported                            (3,377,873)            4,324,972             1,700,995             1,154,397
   Pro forma income taxes                                   -            (1,700,000)             (638,000)             (433,000)
                                         --------------------- ---------------------  --------------------  --------------------

   Pro forma earnings                              (3,377,873)            2,624,972             1,062,995               721,397
                                         ===================== =====================  ====================  ====================

 Weighted average shares, basic                    13,502,516             9,430,556             9,000,000             9,000,000
 Weighted average shares, diluted                  13,502,516            10,384,103             9,000,000             9,000,000
 Earnings per share, basic                       $      (0.25)         $       0.46          $       0.19           $      0.13
 Earnings per share, diluted                     $      (0.25)         $       0.42          $       0.19           $      0.13
 Cash dividends paid                             $          -          $    484,348          $    822,005           $   627,929
 Pro forma basic earnings per share              $      (0.25)         $       0.28          $       0.12           $      0.08
 Pro forma diluted earning per share             $      (0.25)         $       0.25          $       0.12           $      0.08


                                            June 30, 2002         June 30, 2001        December 31, 2000     December 31, 1999
                                            -------------         -------------        -----------------     -----------------
 Consolidated Combined
 Balance Sheet Data (1):
 Working capital (deficit)                       $   (517,973)         $  1,805,222          $  1,094,375           $   408,328
 Total assets                                      14,586,107             5,557,009             1,658,672               732,404
 Total liabilities                                  5,799,087               307,139               249,426               202,148
 Stockholders' equity                               8,787,020             5,249,870             1,409,246               530,256


         (1) The selected financial data at and for the year ended June 30, 2002, the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 include data from (a) Executive Credit Services, L.C., the predecessor of ePenzio, Inc., prior to May 17, 2000, (b) ePenzio, Inc., which was formed May 17, 2000, and (c) the reverse merger transacted May 29, 2001 between Category 5 (formerly Network Investor Communications, Inc.) and ePenzio, Inc. For accounting purposes the business combination was treated as a recapitalization of ePenzio, Inc., with ePenzio being treated as the accounting acquirer. Effective July 23, 2001, Network Investor Communications, Inc. changed its name to Category 5 Technologies, Inc.

Selected Quarterly Financial Data


                                                                Quarter ended
                                      -------------------------------------------------------------------
                                        September 30,       December 31,      March 31,        June 30,
                                            2001                2001            2002              2002
                                      -------------------------------------------------------------------

Sales                                     $ 4,356,205      $ 7,079,812      $ 7,908,122      $ 5,048,578
Gross profit                                1,873,830        3,728,766        2,669,157        1,684,196
Net income (loss) before income taxes          34,847        1,981,377          691,940       (5,932,032)
Net income (loss)                              34,847        1,281,377          467,940       (5,162,037)
Net income (loss) per common share:
 Basic                                    $         -      $      0.11      $      0.04      $     (0.30)
 Diluted                                  $         -      $      0.09      $      0.03      $     (0.30)


                                                                Quarter ended
                                      -------------------------------------------------------------------
                                        September 30,       December 31,      March 31,        June 30,
                                            2000                2000            2001              2001
                                      -------------------------------------------------------------------

Sales                                     $ 4,211,814      $ 2,977,011      $ 5,162,362      $ 5,433,335
Gross profit                                1,306,597        1,494,713        3,216,267        3,989,358
Net income (loss) before income taxes        (158,142)         707,480        1,841,725        2,343,247
Net income (loss)                            (158,142)         707,480        1,841,725        2,483,247
Net income (loss) per common share:
  Basic                                   $     (0.02)     $      0.08      $      0.20      $      0.26
  Diluted                                 $     (0.02)     $      0.08      $      0.20      $      0.22
Pro forma earnings per share:
  Earnings as reported                    $  (158,142)     $   707,480      $ 1,841,725      $ 2,483,247
  Pro forma income taxes                       62,000         (276,000)        (718,000)        (992,000)
                                      ---------------- ---------------- ---------------- ----------------
  Pro forma earnings                          (96,142)         431,480        1,123,725        1,491,247
                                      ================ ================ ================ ================
  Pro forma earnings per share            $     (0.01)     $      0.05      $      0.12      $      0.15
                                      ================ ================ ================ ================
  Pro forma diluted earnings per share    $     (0.01)     $      0.05      $      0.12      $      0.14
                                      ================ ================ ================ ================

ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This discussion regarding the Company, including all documents incorporated herein by reference, if any, contains "forward-looking statements" within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company regarding the future that are based on the beliefs of management as well as assumptions made by, and information currently available to, our management. Forward-looking statements are typically identified by use of the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "project," "propose," "plan," and similar words and expressions. These statements include, among other things, the following:

|X| that there is a large and growing market for technologies and services that enable existing and new businesses and financial institutions to commence or improve their e-commerce transactions;

|X| that there is a unique market opportunity to acquire compatible and synergistic technologies, services, transaction platforms and customer bases, with a focus on high margin recurring revenue, through the acquisition of undervalued public companies that are profitable or near-profitable, and private companies that are profitable, but cannot complete an IPO or a large capital raise due to market conditions;

|X| that the Internet will continue to grow and develop in the United States and in foreign countries, in particular that e-commerce will increase;

|X|      that the size of our potential market will grow;

|X| that our market position, future operations, margins, profitability, liquidity, and capital resources will likewise grow;

|X|      that our marketing techniques will be effective;

|X| that our industry relationships will continue to develop, particularly with certain financial institutions;

|X| that there will be increased demand for enabling services and technologies;

|X| that our proprietary marketing techniques and key industry relationships have been effective in marketing its various bankcard processing-solution products and services nationwide;

|X| that sales and revenues will increase during the fiscal year ending June 30, 2003 and beyond;

|X| that email marketing and promotions products provided by us through our recently-acquired subsidiary, Exposure International, LLC, will enable our customers to communicate rapidly and directly with their customers, increasing sales and retaining loyalty;

|X| that our customers will find this technology easy to use, enabling those customers to create professional newsletters to send to their customers and prospects and allowing our customers to learn about preferences of their customers on a real-time basis;

|X| that the shopping cart and e-commerce technology of our subsidiary, Bottomline Online, Inc. will successfully integrate with the website design and presentation software of another recently-acquired subsidiary, Flash Ally, LLC;

|X| that our domestic and international customers will be able to successfully create their own high-end Flash websites and presentations using the website design and presentation software of our recently acquired subsidiary, Flash Ally, LLC, thereby increasing "stickiness," conversion rates and customer retention;

|X| that the software and related system developed by another recently-acquired subsidiary of ours, CaptureQuest, Inc., will allow our customers to conduct rich-media marketing and promotions campaigns, to provide our customers with all back office capabilities necessary to create, manage, assess and measure the success of these campaigns, to provide our customers with the technical and creative know how to execute a successful campaign, and to provide our customers with all of the necessary tools, flexibility, and versatility to service our customers in their online marketing, advertising, education and communication needs;

|X| that we intend to develop new products and services, as well as the internal capabilities and competencies necessary in order to provide directly to our customers some of those products sold by us but currently outsourced to other suppliers;

|X| that we anticipate that we will finance a greater number of installment contracts through our wholly-owned subsidiary, Olympus Financial, Inc., thereby avoiding significant discounts applied by various financing institutions which currently purchase some of our installment contracts;

|X| that we anticipate that we will continue to receive a greater portion of monthly fees and discount rates historically paid to various payment processors for the processing needs of our customers;

|X| that the acquisition of Transaxis, S.A. will enable us to offer its products and services to businesses and financial institutions internationally; and

|X| that we anticipate that it may establish or otherwise obtain a web-hosting solution to provide web hosting services to its customers.

     Other important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, ability to obtain financing for our operations, competitive products and pricing, compliance with financial covenants, difficulties in product development, product delays and failure to meet certain milestones or delivery requirements.

     The forward-looking statements reflect the current view of us or our management respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted under the heading "Risk Factors" beginning on page 16 and elsewhere in this report. You are cautioned that forward-looking statements are not guarantees of future performance or results or events and involve certain risks and uncertainties. Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that may cause the forward-looking statements not to come true as anticipated, believed, estimated, expected, intended, projected, proposed, or planned. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, projected, proposed, or planned.

     These cautionary statements are intended to be applicable to all forward-looking statements and information whenever they appear in this report. The forward-looking statements are made only as of the date of this report. Except as required by law, neither we nor any other person undertakes to revise the forward-looking statements and information to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events that occur with different results than expected.



         The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

         On May 29, 2001, we issued 9,000,000 shares of common stock to the stockholders of ePenzio in exchange for 1,000,000 shares of ePenzio common stock, representing all of the outstanding shares of ePenzio, pursuant to which ePenzio became a wholly-owned subsidiary. Because ePenzio is the operating entity and its stockholders acquired voting control of Category 5 as a result of the ePenzio acquisition, ePenzio is considered the accounting acquirer of Category 5 and the ePenzio acquisition is treated as a reverse acquisition for financial reporting purposes. As a result, for all periods prior to May 29, 2001, we are presenting the historical, financial and other information of ePenzio and its two subsidiaries, Olympus Financial, Inc. and Bring It Home, Inc., which are combined with the results of Category 5, as those of Category 5.

         Historically, ePenzio had a fiscal year end of December 31. However, in connection with the ePenzio acquisition, our board of directors elected to carry forward Category 5's historical fiscal year end of June 30, effective for the period ending June 30, 2001. This discussion includes the transition period created thereby between December 31, 2000 and June 30, 2001.

         On October 23, 2001, we entered into an Agreement and Plan of Merger with Netgateway, Inc., a Delaware corporation, and C5T Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of our, pursuant to which C5T Acquisition Corp. would merge with and into Netgateway, with Netgateway as the surviving corporation. In connection with the proposed merger between Netgateway and C5T Acquisition Corp., we filed a registration statement on Form S-4 with the Securities and Exchange Commission on November 11, 2001. However, the respective boards of directors of Netgateway and us subsequently determined that the merger was no longer in the best interests of their respective companies and, on January 14, 2002, Category 5, C5T Acquisition Corp. and Netgateway entered a Termination and Release Agreement that terminated the Agreement and Plan of Merger. Pursuant to the Termination Agreement, Netgateway is required to pay to us an expense reimbursement fee in the aggregate amount of $260,631, to be paid in various monthly installments of at least $20,000. To date, we have not received any portion of the expense reimbursement fee from Netgateway. On January 18, 2002, we filed with the Securities and Exchange Commission a letter withdrawing entirely the previously filed S-4.

         On January 9, 2002, we completed the purchase of the issued and outstanding stock of Exposure International Direct Marketing Systems, Inc. for $12,500, which had acquired the assets of Mancala, Inc. (d/b/a Word of Mouth), under the approval of the Federal Bankruptcy Court. Exposure International Direct Marketing System, Inc. holds certain intellectual property and software that we may sell and/or license. The software is an advanced email marketing and promotions product that enables businesses to communicate with existing and prospective customers on a targeted, real-time basis. The software is tied to a database that aggregates information and enables companies to perform data-mining to further customize communications and promotions.

         On January 22, 2002, we complete the acquisition of Transaxis, S.A., a Swiss company. Pursuant to a stock purchase and exchange agreement, we acquired all of Transaxis' outstanding capital stock for 15,000 restricted shares of our common stock. We recorded $36,000 of intangible assets related primarily to the acquisition of certain license agreements. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. We anticipate that the acquisition of Transaxis will enable us to offer our products and services to businesses and financial institutions internationally. The operations of Transaxis, S.A. are included in our results as of the date of acquisition.

         On February 27, 2002, we completed the acquisition of Bottomline Online, Inc. Pursuant to a stock purchase and exchange agreement, we acquired all of Bottomline Online, Inc.'s outstanding capital stock for 225,000 restricted shares of our common stock. Bottomline Online, Inc. has developed proprietary software to enable businesses to affordably create their own Internet storefronts with full e-commerce capabilities. We recorded an increase in net property and equipment of $573,750 related to the software obtained through the Bottomline Online, Inc. acquisition. The operations of Bottomline Online, Inc. are included in our results as of the date of acquisition.

         On March 1, 2002, we completed its acquisition of FlashAlly, LLC. Pursuant to a membership exchange agreement, we acquired all of FlashAlly, LLC's membership interests for 2,000,000 restricted shares of our common stock. At closing, 500,000 shares were issued to the former members of FlashAlly, LLC, and the remaining 1,500,000 shares were deposited into an escrow account, to indemnify us against certain representations and warranties made by FlashAlly, LLC, and to serve as an earn out upon attainment by FlashAlly, LLC of certain revenue and profitability targets. FlashAlly has developed next-generation website design and presentation software, enabling businesses to create their own websites. Currently, we recorded an intangible asset of $1,535,000 related to the acquisition of FlashAlly, LLC. The operations of FlashAlly, LLC are included in our results as of the date of acquisition. Since the acquisitions of FlashAlly, the Company has determined that the assets and goodwill associated with FlashAlly have been impaired. For the period ended June 30, 2002, the Company wrote down assets valued at approximately $1.5 million on the Company's balance sheet, resulting in reduced operating income of approximately $1.5 million for the same period.

         We have also entered a royalty agreement that requires us to make certain royalty payments to the former members of FlashAlly equal to 75% of the net income generated from the sale or license of FlashAlly software to or through certain entities for a period of not fewer than twelve months from March 2002. These royalty payments may be adjusted if our stock price increases and will terminate if the 15-day average closing price of our common stock equals or exceeds $15 per share. We have also agreed to may royalty payments to the former members of FlashAlly equal to $15 per sale of FlashAlly software through us or our affiliates until the earlier of twelve months or until the 15-day average closing price of our common stock equals or exceeds $10 per share.

         On April 10, 2002, we closed the acquisition of CaptureQuest, Inc. We acquired CaptureQuest for 3,105,769 shares of common stock. At closing, 2,105,769 of these shares were issued to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account to indemnify us against certain representations and warranties made by CaptureQuest, and to serve as an earnout upon attainment by CaptureQuest of certain revenue and profitability targets during the 12 months following the closing. Of the total shares issued, 250,000 were granted traditional piggyback registration rights. CaptureQuest has developed software that enables businesses to conduct rich-media marketing and promotions campaigns. We granted to each of the former CaptureQuest shareholders the right to repurchase the CaptureQuest shares if we cease to operate, file for bankruptcy, or if our stock trades at a price below $1.00 for a period of fifteen days after one year from the closing. Moreover, we agreed to contribute, on or before September 25, 2002, $1,500,000 to CaptureQuest to be used for working capital.

         In July 2002, the boards of directors of MindArrow Systems, Inc. and Category 5 Technologies, Inc. have agreed on a merger of Category 5 with and into a subsidiary of MindArrow. Category 5 will become a wholly owned subsidiary of MindArrow and Category 5 stockholders will receive, for each share of Category 5 common stock that they own:

         o 2.3 shares of MindArrow common stock, representing 55.3% of the total outstanding shares of MindArrow immediately following the merger, and

         o a warrant to acquire 0.5 shares of MindArrow common stock at an exercise price of $0.01 per share, vesting only upon the achievement of certain financial objectives by Category 5's subsidiary, ePenzio, Inc. following the merger.

         The surviving company will be known as Avalon Digital Marketing Systems, Inc. The merger was approved by the stockholders of both companies on September 30, 2002.

Bridge Note Financing

         On November 21, 2001, we closed on a bridge loan, raising approximately $820,000. We received approximately $720,000 from the bridge loan after paying all selling commissions, legal fees, accounting fees, and other expenses incurred in the bridge loan. Each investor in the bridge loan purchased a convertible promissory note that bears interest at the rate of 8% per year and matures on November 20, 2002. At the investors' option, the convertible promissory notes will convert on a dollar-for-dollar basis into our common stock at a share price equal to the lesser of $2.00 per share the price per share of any private placement of shares of the Company's common stock that occurs between November 2001 through November 2002. Following the merger with MindArrow, those convertible notes still outstanding will be convertible into shares of MindArrow common stock. Holders of such outstanding convertible notes will be entitled to receive that number of shares of MindArrow common stock that such holders would have received had such holders converted their notes into Category 5 common stock immediately prior to the merger. In addition, each investor also received a warrant to purchase 950 shares of Category 5 common stock for each $1,000 the investor loaned to Category 5. The warrants are exercisable any time within the next five years at $1.69 per share of common stock and also have a cashless exercise feature. These warrants will be assumed by MindArrow in connection with the merger if the merger is consummated.

Loss of Home, Inc. Contract

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, it is anticipated that the loss of ePenzio's contractual relationship with Home, Inc. may significantly affect our results of operations.

Results of Operations

   Year Ended June 30, 2002 Compared to the Twelve Months Ended June 30, 2001.
   ---------------------------------------------------------------------------

         Effective June 30, 2001, we changed our fiscal year end from December 31 to June 30 and issued audited financial statements for the six months ended June 30, 2001. In order to make meaningful comparisons reflecting the transitional period, the following table presents unaudited data for the twelve months ended June 30, 2001:

                                                                               Twelve Months Ended
                                                 Year Ended                       June 30, 2001
                                                June 30, 2002       %              (unaudited)        %
                                             -----------------------------  -------------------------------

Revenues                                           $ 24,392,717    100%           $   17,835,015    100%
Cost of goods sold                                   14,436,768    59%                 8,222,990     46%
                                             -------------------            ---------------------
  Gross profit                                        9,955,949    41%                 9,612,025     54%
                                             -------------------            ---------------------
Selling, general and administrative                   8,691,739    36%                 4,880,311     27%
Bad debt expense                                      3,243,849    13%                         -     0%
Loss on impairment of goodwill                        1,535,000     6%                         -     0%
                                             -------------------            ---------------------
  Total operating expenses                           13,470,588    55%                 4,880,311     27%
                                             -------------------            ---------------------
  (Loss) income from operations                      (3,514,639)   -14%                4,731,714     27%
Interest income                                         473,992     2%                     4,270     0%
Interest (expense)                                     (183,226)    1%                    (1,674)    0%
                                             --------------------         -----------------------
  Net (loss) income before income taxes              (3,223,873)   -13%                4,734,310     27%
(Provision) benefit for income taxes:
  Current                                                     -     0%                         -     0%
  Deferred                                             (154,000)   -1%                   140,000     1%
                                             -------------------            ---------------------
  Net (loss) income                                  (3,377,873)   -14%                4,874,310     27%
                                             ===================            =====================
Pro forma earnings:
  Earnings as reported                               (3,377,873)   -14%                4,874,310     27%
  Pro forma income taxes (1)                                  -                       (1,710,000)    10%
                                             -------------------            ---------------------
 Pro forma net (loss) income                       $ (3,377,873)   -14%              $ 3,164,310     18%
                                             ===================            =====================


(1) Taxes as if the Company had been a "C" corporation for the periods presented.

         Revenues

         Revenues increased by approximately $6.6 million, or approximately 37%, for the year ended June 30, 2002 to $24.4 million, compared to $17.8 million for the twelve months ended June 30, 2001. The increase in revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of additional relationships with third-party referral sources and (ii) revenue generated by Bring It Home, Inc., a wholly-owned subsidiary of the Company, through its resale of a third party's hosting and web-site design services, and the sale of merchant accounts. The increase in revenues was partially offset by an increase in the allowance for uncollectible accounts, which reduced the amount of revenues recognized on accounts where collection is doubtful. Category 5 has historically recorded revenues net of a 35% reserve for uncollectible accounts, but an increase in delinquencies in the quarter ended June 30, 2002 resulted in an increase in the reserve to 50%. This change reduced revenues for the quarter by $1,030,415. Through Bring It Home, we are attempting to market our own seminars in order to capture as much of the associated revenues from the customer as possible. This allows us to retain the portion of the revenues that otherwise would have gone to third-party referral sources. We initiated these efforts through Bring It Home over the last seven months, and therefore we are not able to estimate whether or not its efforts to market its own seminars will continue to increase its total revenues. While we cannot say with certainty the degree to which we experiences seasonality in our business because of our limited operating history, our experience to date indicates that we experience lower revenue during our first and second fiscal quarters. We believe this is attributable to summer vacations and the Thanksgiving and December holiday season.

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources was Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, it is anticipated that the loss of ePenzio's contractual relationship with Home, Inc. may significantly affect our results of operations.

         Cost of Revenues

         Cost of revenues increased by approximately $6.2 million, or approximately 76%, for the year ended June 30, 2002 to $14.4 million, compared to $8.2 million for the twelve months ended June 30, 2001. The increase in the cost of revenues is due to the following two factors: (i) an increase in the volume of new accounts as a result of relationships with third-party referral sources and the costs associated with establishing such new accounts, including, but not limited to, commissions to third parties and revenue-share arrangements with third-party suppliers of hosting and web design software and merchant accounts, and (ii) an increase in the cost to organize and market the Bring It Home, Inc. seminars. As a percentage of revenues, costs of revenues increased from 46% for the year ended June 30, 2001 to 59% for the twelve months ended June 30, 2002.

         Gross Profit

         Gross profits increased by approximately $0.3 million, or approximately 4%, for the year ended June 30, 2002 to $9.9 million, compared to $9.6 million for the twelve months ended June 30, 2001. Our gross profit percentage was negatively impacted by the two factors described above in "Cost of Revenues" and by the increase in the reserve for uncollectible accounts described above in "Revenues." Our gross margin decreased to 41% for the year ended June 30, 2002, from 54% in the same period in 2001.

         Selling, General and Administrative Expenses

         Selling, general and administrative expense increased by approximately $3.8 million or approximately 78%, to $8.7 million for the year ended June 30, 2002, compared to $4.9 million for the twelve month period ended June 30, 2001. This increase in Category 5's selling, general and administrative expenses is primarily due to expenses associated with the launch of Bring It Home, Inc., and increased salaries associated with more employees. Also, additional expenses associated with the acquisitions of BottomLine Online, Inc., Exposure International, LLC, Transaxis, S.A., CaptureQuest, Inc. and FlashAlly, LLC were incurred during the nine months ended June 30, 2002. As a percentage of revenues, Category 5's selling, general and administrative expenses increased to 36% for the twelve months ended June 30, 2002 from 27% for the same period in 2001.

         Income (loss) from Operations

         We incurred a loss from operations of $3,514,639 for the year ended June 30, 2002, compared to income from operations of $4,731,714 for the twelve months ended June 30, 2001. The loss resulted from many factors, including:

         o The increase from 35% to 50% in the reserve for uncollectible accounts, which reduced revenue and gross profit in the quarter ended June 30, 2002 by $1,030,415;

         o Costs associated with organizing and marketing Bring It Home seminars;

         o Increases in costs related to the acquisitions completed during the year;

         o The increase in delinquent accounts over historical averages, resulting in bad debt expense of $3,243,849; and

         o The write off of $1,535,000 of goodwill associated with the acquisition of Flash Ally.

Certain of these costs are nonrecurring, such as the costs associated with the write down of goodwill. Management is examining the factors giving rise to increased delinquencies and is taking measures with management believes are designed to improved collectibility of accounts in the future.

         Other Income (Expense), Net

         Net interest income increased to $290,766 for the year ended June 30, 2002, compared to net interest income of $2,596 for the twelve months ended June 30, 2001. Other income for the twelve month period ended June 30, 2002 consisted of interest income in the amount of $2,028 of interest paid by the Company's financial lenders for deposits held in sweep accounts during the year and $21,314 related to interest accrued on short-term investments and $450,650 of interest income related to contracts receivable and interest expense of $183,226 for the twelve months ended June 30, 2002, which consisted of $29,310 of interest related to funds borrowed under the Company's credit facility, and $153,916 of accrued interest and amortization of the discount and prepaid loan fees on the $820,000 convertible promissory notes sold on November 21, 2001.

         (Provision) Benefit for Income Taxes

         For the year ended June 30, 2002, we accrued $154,000 in deferred income tax expense due to changes in the components of deferred tax assets and liabilities. During most of the twelve months ended June 30, 2001, we did not accrue current or deferred income tax liabilities or benefits because ePenzio was taxed under subchapter S of the Internal Revenue Code and any such taxes were the responsibility of the former shareholders of ePenzio. However, after completion of the merger with ePenzio in May 2001, ePenzio became subject to taxation as a C corporation. Accordingly, a deferred benefit for income taxes of $140,000 was provided for the twelve months ended June 30, 2001. Had we been taxed as a C corporation for the entire period, the provision for income taxes would have increased by $1,710,000.

         Net Income (Loss)

         We incurred a net loss of $3,377,873 for the year ended June 30, 2002, compared to pro forma net income of $3,164,310 for the twelve months ended June 30, 2001. The pro forma net income includes actual net income of $4,874,310, reduced for a pro forma tax provision of $1,710,000 that would have been expected to be paid if we were a taxed as a C corporation for the entire period. The change from the previous year results from many factors described above. We expect certain of the factors to be non-recurring, and will take measures designed to improve cost containment and collectibility of receivables. However, no assurances can be made that such measures will be successful in returning us to profitability.

         Changes in Financial Condition

         At June 30, 2002, Category 5's total assets amounted to $14.6 million, as compared to $5.6 million at June 30, 2001. The $9.0 million increase in total assets during the twelve months ended June 30, 2002 was primarily the result of increases of $1.0 million in short-term investments, $2.9 million in net contract and trade receivables and retainages, $0.9 million in property and equipment, $4.2 million in intangibles, offset by a $0.1 million decrease in deferred tax assets. Cash and cash equivalents increased primarily due to the sale of $820,000 of convertible promissory notes on November 21, 2001 and borrowing under the line of credit. Contract and trade receivables increased primarily due to our decision to sell fewer contracts to financing sources and to instead service the contracts. Retainages receivable have increased due to Category 5's continuing to sell contracts to finance companies that require reserves on some purchase accounts.

         At June 30, 2002, our total liabilities amounted to $5.8 million, as compared to $0.3 million at June 30, 2001. The $5.5 million increase in total liabilities was primarily a result of the $0.9 borrowed under Category 5's Zions Facility described below, an increase of $0.8 million in notes payable, an increase of $0.9 million in our accounts payable (of which $0.3 million was related to the termination of the Netgateway transaction), an increase in the fair value allowance of $0.8 million and an increase of $0.3 million in deferred revenue. Our short-term debt and accounts payable increased due to borrowings and expenses incurred to fund our operations. The fair value allowance increased as our sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and sale of receivables, and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by Category 5. The fair value of the recourse obligation at June 30, 2002 is $0.8 million, which is included in current liabilities as a fair value allowance. The change in the fair value of the recourse liability is recognized in net income during the respective period, and increases in the recourse liability are recorded as reductions of revenue. Deferred revenue increased due to back end packages sold to customers representing fees to be recognized over future months.

  Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000
  -----------------------------------------------------------------------------

         Effective June 30, 2001, we changed our fiscal year end from December 31 to June 30 and issued audited financial statements for the six months ended June 30, 2001. In order to make meaningful comparisons reflecting the transitional period, the following table presents unaudited data for the six months ended June 30, 2000:

                                                                               Six months ended
                                               Six months ended                 June 30, 2000
                                                June 30, 2001       %             (unaudited)     %
                                             ----------------------------  -----------------------------
Revenues                                        $     10,595,967   100%       $     12,881,619    100%
Cost of goods sold                                     3,390,342    32%              7,979,664     62%
                                             --------------------          --------------------
  Gross profit                                         7,205,625    68%              4,901,955     38%
                                             --------------------          --------------------
Selling, general and administrative                    3,019,416    28%              3,757,543     29%
                                             --------------------          --------------------
  (Loss) income from operations                        4,186,209    40%              1,144,412      9%
Interest income                                                -     0%                  6,810      0%
Interest (expense)                                        (1,237)    0%                      -      0%
                                             ---------------------       ----------------------
  Net (loss) income before income taxes                4,184,972    39%              1,151,222      9%
(Provision) benefit for income taxes:
Deferred                                                 140,000     1%                      -      0%
                                             --------------------          --------------------
Net (loss) income                                      4,324,972    41%              1,151,222      9%
                                             --------------------          --------------------
Pro forma earnings:
Earnings as reported                                   4,324,972    41%              1,151,222      9%
Pro forma income taxes (1)                            (1,710,000)                     (426,000)     3%
                                             --------------------          --------------------
Pro forma net income                            $      2,614,972    25%       $        725,222      6%
                                             --------------------          --------------------

(1) Taxes as if the Company has been a "C" corporation for the periods presented.

         Revenues

         Revenues decreased by $2.3 million, or 18%, for the six months ended June 30, 2001 to $10.6 million, compared to $12.9 million for the six months ended June 30, 2000. The decrease in revenues is due to the loss of two third-party referral sources during the last six months of 2000. Revenues generated by these two sources came mostly in the first six months of 2000.

         Cost of Revenues

         Cost of revenues decreased by $4.6 million, or 58%, for the six months ended June 30, 2001 to $3.4 million, compared to $8.0 million for the six months ended June 30, 2000. The decrease in the cost of revenues is due to the fact that commissions are not paid on those customer installment contracts that are not immediately purchased by finance companies. A portion of the installment contracts executed by our customers are not immediately purchased by finance companies. Instead, these installment contracts are held in a pool by our wholly-owned subsidiary, Olympus, which are billed each month and are shown as receivables. Because these installment contracts are not immediately purchased by a finance company, a much lower commission is paid to third parties, thus significantly decreasing the cost of revenues. As a percentage of revenues, costs of revenues decreased from 62% for the six months ended June 30, 2000 to 32% for the six months ended June 30, 2001. This decrease is primarily due to the change in the commission structure to account for those installment contracts not immediately purchased by finance companies.

         Gross Profit

         Gross profit increased by $2.3 million, or 47%, for the six months ended June 30, 2001 to $7.2 million, compared to $4.9 million for the six months ended June 30, 2000. Our gross profit was positively impacted by the change in payment of commissions to third parties described above. Our gross margin increased from 38% in the first six months of 2000 to 68% in the same period of 2001. Our gross profit margin was favorably impacted by the change in commissions paid to third parties.

         Selling, General and Administrative

         Selling, general and administrative expenses decreased by $0.8 million or 20%, to $3.0 million for the six months ended June 30, 2001, compared to $3.8 million for the six month period ended June 30, 2000. This decrease in selling, general and administrative expenses is primarily due to improved pricing from vendors such as printers, suppliers of office products and others that we negotiated. As a percentage of revenues, selling, general and administrative expenses decreased from 29% for the six months ended June 30, 2000 to 28% for the same period in 2001.

         Income from Operations

         Income from operations increased by $3.1 million, or 266%, for the six months ended June 30, 2001 to $4.2 million, compared to $1.1 million for the six months ended June 30, 2000 based upon the above discussion of the financial operations. Operating margins increased from 9% in the 2000 period to 41% in the 2001 period. For the six months ended June 30, 2000 and 2001, EBITDA was $1.1 million and $4.1 million, respectively.

         Other Income (Expense), Net

         Other income for the six month period ended June 30, 2001 consisted of interest income in the amount of $6,810 as interest paid by our bank for deposits held in sweep accounts. For the six-month period ended June 30, 2000, we paid interest in the amount of $1,237 in relation to the loan from a stockholder that was paid off in January 2001.

         Income Taxes

         As specified by the Commission, pro forma data has been provided since ePenzio was formerly a subchapter S corporation. Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods presented. The benefit for income taxes for the six months ended June 30, 2001 was $140,000, due to a loss attributable to the last month of the period, subsequent to the conversion of ePenzio to a C corporation. There was no similar benefit for income taxes during the same period in 2000, because ePenzio was a subchapter S corporation during the entire period. Pro forma income taxes have been presented to reflect income taxes as though the Company was a "C" corporation during the entire period.

         Net Income

         Net income increased by $3.2 million, or 276%, for the six months ended June 30, 2001 to $4.3 million, compared to $1.2 million for the six months ended June 30, 2000. This increase in net income is due to the establishment of the pool of installment contracts that are retained by Olympus and billed every month, rather than being purchased immediately by a finance company, and the resulting savings on commission expense.

         Pro Forma Income Taxes and Pro Forma Net Income

         Pro forma income taxes increased by $1.3 million, or 301%, for the six months ended June 30, 2001, to $1.7 million, compared to $0.4 million for the six months ended June 30, 2000. Moreover, pro forma net income increased by $1.9 million, or 261%, for the six months ended June 30, 2001, to $2.6 million, compared to $0.7 million for the six months ended June 30, 2000. The increase in pro forma income taxes and the pro forma net income is due to the increase in net income for the six month period June 30, 2001, as described above in "Net Income."

Liquidity and Capital Resources

         At June 30, 2002, we had negative working capital of $517,973 compared to working capital of $1,805,227 at June 30, 2001. This decrease in working capital is principally due to the increase in current liabilities described above, under the heading "Changes in Financial Condition" described above in the comparison between the twelve month periods ended June 30, 2002 and 2001.

         During the year ended June 30, 2002, we used $1,442,269 of cash in operating activities, used $115,298 of cash in investing activities and generated $1,639,973 of cash in financing activities. During the six month period ended June 30, 2001, we generated $729,481 of cash in operating activities, used $33,217 of cash in its investing activities and used cash in its financing activities of $542,148.

         Our liquidity is significantly impacted by credit and collections issues. Our business generates large balances of receivables and, depending on the quality of the credit and the cash needs, we sell certain of the receivables, at a discount, to financing sources. We retain receivables that we do not sell. A large portion of our customer base is made up of small businesses with sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         During the quarter ended June 30, 2002, delinquencies on contract receivables increased above historical rates, thus increasing the loss for the year then ended, and reducing the balances that could be subsequently sold.

         At June 30, 2002, the working capital deficit was mitigated by the $3.4 million of net contracts receivable included in long-term assets. We may seek to sell some or all of these to a financing source in order to generate cash in the short term. There is no assurance that these receivables could be sold for their carrying value, or at a discount that is acceptable to us, or at all. In addition, further increases in delinquencies would negatively impact our cash flow by reducing the amount of cash collected on these contracts.

         Our line of credit arrangement with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. At June 30, 2002, we are in violation of the debt coverage ratio, and have sought a waiver of this violation. As of the date hereof, the bank has not waived this violation, and if it were to demand payment of the entire balance, our liquidity would suffer.

         We have $820,000 of convertible notes payable that are due in November 2002. The notes are convertible into our common stock at the option of the holders, for the lower of $2 per share or the price of a private placement of Category 5 stock. On September 10, 2002, our common stock closed at $0.62 per share. If the price remains below $2 per share through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and we will be required to repay the notes.

         During the six month period ended June 30, 2001, the Company generated $729,481 of cash from its operating activities, used $33,217 of cash in its investing activities and used $542,148 of cash in its financing activities. During the six month period ended June 30, 2000, the Company generated $753,063 of cash from its operating activities, used $129,028 of cash in its investing activities and used $726,190 of cash from its financing activities. During the twelve month period ended December 31, 2000, the Company generated $752,805 of cash from its operating activities, used $133,825 of cash in its investing activities and used $752,005 of cash in its financing activities. During the twelve month period ended December 31, 1999, the Company generated $944,813 of cash from its operating activities, used $132,625 of cash in its investing activities and used $623,429 of cash in its financing activities.

         The Company's investing activities during the six month period ended June 30, 2001 included purchases of property and equipment of $33,217. The Company's investing activities during the six month period end June 30, 2000 included purchases of property and equipment of $129,028. The Company's investing activities during the twelve month periods ended December 31, 2000 and 1999 included purchases of property and equipment of $133,825 and $132,625, respectively.

         The Company's financing activities during the six month period ended June 30, 2001 included the payment on a stockholder loan in the aggregate amount of $57,800 and dividends paid on the Company's common stock in the aggregate amount of $484,348. The Company's financing activities during the six month period ended June 30, 2000 included distributions made to the stockholders of ePenzio (then an S corportation) in the aggregate amount of $726,190. The Company's financing activities during the twelve month periods ended December 31, 2000 included receipt of a stockholder loan in the amount of $70,000 and distributions made in the aggregate amount of $822,005. The Company's financing activities during the twelve month period ended December 31, 1999 included stockholder contributions in the amount of $4,500 and distributions made in the aggregate amount of $627,929.

         Our wholly-owned subsidiary, ePenzio, Inc., has historically generated a substantial percentage of its revenue from selling products and services at programs sponsored by other companies ("lead sources"). During the last year, one of the larger lead sources has been Home, Inc. ePenzio was informed on May 10, 2002 that Home, Inc. may no longer allow ePenzio sales teams to participate in Home, Inc. programs. Subsequently, on June 14, 2002, ePenzio and Home, Inc. executed an agreement pursuant to which ePenzio's sales teams would have continued to participate in Home, Inc.'s programs. However, in August 2002, Home, Inc. terminated this contract. While it is unclear what the actual effect on our revenues, profits, cash flow, or financial condition will be as a result of the termination of the relationship between ePenzio and Home, Inc., there is a substantial likelihood that revenues will decrease in the short term as a result of this development. During the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000, this outside referral source provided customer referrals which generated in excess of 28%, 60%, and 88%, respectively, of our gross revenues. We have relationships with other lead sources, and intend to begin sending sales teams out with these companies as soon as reasonably possible. While there can be no assurances in this regard, it is anticipated that the loss of ePenzio's contractual relationship with Home, Inc. may significantly affect our liquidity and capital resources.

         On March 1, 2002, we completed its acquisition of FlashAlly, LLC, and, in connection therewith, recorded an intangible asset of $1,535,000. Since the acquisition of FlashAlly, the Company has determined that the assets and goodwill associated with FlashAlly have been impaired. For the period ended June 30, 2002, the Company wrote down assets valued at approximately $1.5 million on the Company's balance sheet, resulting in reduced operating income of approximately $1.5 million for the same period.

         On August 7, 2002, the Company obtained a $2 million revolving line of credit from Zions First national bank (the "Zions Facility"). The annual interst rate applied to the unpaid principle balance of the Zions Facility is 1% over Prime (4.75% as of September 13, 2002). All accrued and unpaid interst and principal owed under the Zions Facility are due on September 1, 2003. The Zions Facility is secured by inventory, chattel paper, accounts and general intangibles owned by the Company on or after August 7, 2002. Pursuant to the Zions Facility, the Company may borrow up to the lesser of (i) $2 million or
(ii) 75% of the aggregate amount of the Company's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, the Company must maintain a tangible net worth of not less than $5 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis. As of September 13, 2002, the Company had drawn on the Zions Facility in the amount of approximately $1 million.

         The Zions Facility replaces and supercedes the business Loan Agreement, promissory Note and Commercial Security Agreement by and between the Company's subsidiary, ePenzio, Inc. and Zions, dated September 11, 2001, pursuant to which ePenzio was entitled to borrow up to $1 million from Zions.

         On November 21, 2001, the Company issued to sixteen accredited investors an aggregate of $820,000 in convertible promissory notes. From the sale of the convertible promissory notes, the Company realized $714,000 after payment of a commission in the amount of $82,000 to TerraNova Capital Partners LLC, the Company's placement agent, and other transaction cost related to the offering. Each convertible promissory note has a term of one year and bears interest at a rate of 8% per annum. During the period of August 2002 through November 2002, each convertible promissory note begins to be eligible to be converted to the option of the holder, on a doller-for-dollar basis, into shares of common stock, at a share price equal to $2 per share. In addition to the convertible promissory note, each holder of a convertible promissory note recived a warrant to purchase 950 share of common stock for each $1,000 of notes purchased, exercisable at $1.69 per share, subject to adjustment as provided in the warrant. These warrants expire in five years and include a cashless exercise feature. Each warrant is immediately exercisable. Each holder of a convertible promissory note and warrant has certain registration rights relating to the shares of common stock that may be issued upon conversion of the notes and exercise of the warrants.

         On April 10, 2002, we closed the acquisition of CaptureQuest, Inc. We acquired CaptureQuest for 3,105,769 shares of common stock. We granted to each of the former CaptureQuest shareholders the right to repurchase the CaptureQuest shares if we cease to operate, file for bankruptcy, or if our stock trades at a price below $1.00 for a period of fifteen days after one year from the closing. Moreover, we agreed to contribute, on or before September 25, 2002, $1,500,000 to CaptureQuest to be used for working capital. We may not be able to fund the $1,500,000 to CaptureQuest for working capital on September 25, 2002, or ever.

         The Company maintains trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the Zions Facility and trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations. In the event of the termination of contracts with all or most of the finance companies with which the Company has developed such relationship, the Company may be unable to meet its anticipated working capital needs or routine capital expenditures on a short-term and long-term basis.

         The Company's management believes that cash from future operations and borrowings available under its $2 million line of credit with Zions First National Bank will be sufficient to meet the Company's anticipated working capital needs, routine capital expenditures and current debt service obligations for the next twelve months, with the possible exception of the Company's obligation to fund $1.5 million to CaptureQuest on or before September 25, 2002. The Company's cash and cash equivalents are available for working capital needs, capital expenditures, strategic investments, mergers and acquisitions, and other potential cash needs as they may arise. On a longer-term basis, if future cash from operations and the Company's $2 million line of credit with Zions First National bank and $820,000 loaned to the Company in the bridge financing that closed on November 21, 2001 are not sufficient to meet its cash requirements, the Company may be required to seek additional financing. There can be no assurances that the Company will be successful in obtaining such additional financing.

         Effects of Inflation

         The effects of inflation were not considered material during the year ended June 30, 2002, the six months ended June 30, 2001, and the year ended December 31, 2000.

Recent Accounting Pronouncements

         In August of 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We adopted SFAS No. 143 effective July 1, 2002 and do not expect that the adoption of this new standard will have a significant impact on our results of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of SFAS No. 145 will have a significant impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. We are currently evaluating the provisions of SFAS No. 146 and its potential impact on our consolidated financial statements.

Quantitative And Qualitative Disclosures About Market Risk

         We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

         Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to its investment portfolio. As of June 30, 2002, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

         Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis. Category 5 does not use derivative financial instruments for speculative trading purposes.

ITEM 7.       Financial Statements


Index to Consolidated Combined Financial Statements

--------------------------------------------------------------------------------

                                                                         Page
                                                                         ----


Independent Auditors' Report                                             F-2





Consolidated Combined Balance Sheet as of
June 30, 2002 and 2001                                                   F-3



Consolidated Combined Statement of Operations for the
year ended June 30, 2002, the six months ended June 30, 2001 and
the year ended December 31, 2000                                         F-4



Consolidated Combined Statement of Equity for the
year ended June 30, 2002, the six months ended June 30, 2001 and         F-5
the year ended December 31, 2000



Consolidated Combined Statement of Cash Flows for the
year ended June 30, 2002, the six months ended June 30, 2001 and         F-6
the year ended December 31, 2000



Notes to Consolidated Combined Financial Statements                      F-7


--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Category 5 Technologies, Inc.

         We have audited the consolidated combined balance sheets of Category 5 Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001 and the related consolidated combined statements of operations, equity, and cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000. These consolidated combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated combined financial statements based on our audits.

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

         In our opinion, the consolidated combined financial statements referred to above present fairly, in all material respects, the consolidated combined financial position of Category 5 Technologies, Inc. as of June 30, 2002 and 2001 and the related consolidated combined statements of operations, equity, and cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



         Salt Lake City, Utah

         Tanner+Co.

         September 10, 2002

         Category 5 Technologies, Inc. and Subsidiaries
         Consolidated Combined Balance Sheet
--------------------------------------------------------------------------------

                                                              June 30,
                                                     2002               2001
                                               -----------------  --------------

Assets
Current assets:
   Cash and cash equivalents                      $     298,272    $    215,866
   Short-term investments                             1,000,000               -
   Receivables, net:
     Contract                                         1,751,701       1,270,752
     Trade                                              336,031         207,270
     Retainages                                         272,782         186,439
     Other                                              261,004           4,500
   Prepaid assets                                       265,629         227,539
                                               -----------------  --------------

     Total current assets                             4,185,419       2,112,366

Property and equipment, net                           1,111,356         170,561

Contract receivables - long-term, net                 3,400,363       2,542,503
Retainage receivables - long-term, net                1,664,548         567,461
Other long-term assets, net                           4,224,421          24,118
Deferred tax asset - long-term                                -         140,000
                                               -----------------  --------------

     Total assets                                 $  14,586,107    $  5,557,009
                                               -----------------  --------------

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                               $     886,722    $     60,223
   Accrued liabilities                                  640,592         207,468
   Deferred revenue                                     299,537               -
   Notes payable                                      1,783,997               -
   Fair value allowance                                 757,677          27,248
   Loans from shareholders                              198,867          12,200
   Deferred tax liability                               136,000               -
                                               -----------------  --------------

     Total current liabilities                        4,703,392         307,139

Long-term liabilities:
   Capital lease                                         87,695               -
   Deferred tax liability                             1,008,000               -
                                               -----------------  --------------
     Total long-term liabilities                      1,095,695               -

Commitments and contingencies (Notes 3 and 11)                -               -

Shareholders' equity:
   Preferred stock, $0.001 par value,
     25,000,000 shares authorized, no shares
     issued at June 30, 2002 and 2001                         -               -
   Common stock, $0.001 par value, 125,000,000
     shares authorized, 16,592,863 and
     11,500,000 shares issued at June 30, 2002
     and 2001, respectively                              16,593          11,500
   Additional paid-in capital                         6,945,230          35,300
   Retained earnings                                  1,825,197       5,203,070
                                               -----------------  --------------

     Total shareholders' equity                       8,787,020       5,249,870
                                               -----------------  --------------

     Total liabilities and shareholders' equity   $  14,586,107    $  5,557,009
                                               -----------------  --------------


        The accompanying notes are an integral part of these consolidated combined financial statements.

         Category 5 Technologies, Inc. and Subsidiaries
         Consolidated Combined Statement of Operations
--------------------------------------------------------------------------------

                                                            Year Ended       Six Months Ended         Year Ended
                                                          June 30, Six           June 30,            December 31,
                                                               2002                2001                   2000
                                                         ------------------  -----------------   ------------------

Revenues                                                      $ 24,392,717       $ 10,595,967         $ 20,070,443

Cost of goods sold                                              14,436,768          3,390,342           11,816,333
                                                         ------------------  -----------------   ------------------

     Gross profit                                                9,955,949          7,205,625            8,254,110
                                                         ------------------  -----------------   ------------------

Selling, general and administrative                              8,691,739          3,019,416            6,567,346
Bad debt expense                                                 3,243,849                  -                    -
Loss on impairment of goodwill (Note 5 and 9)                    1,535,000                  -                    -
                                                         ------------------  -----------------   ------------------

     Total operating expenses                                   13,470,588          3,019,416            6,567,346
                                                         ------------------  -----------------   ------------------

(Loss) income from operations                                   (3,514,639)         4,186,209            1,686,764

Interest income                                                    473,992                  -               14,231
Interest expense                                                  (183,226)            (1,237)                   -
                                                         -------------------------------------   ------------------

Net (loss) income before income taxes                           (3,223,873)         4,184,972            1,700,995

(Provision) benefit for income taxes:
   Current                                                               -                  -                    -
   Deferred                                                       (154,000)           140,000                    -
                                                         ------------------  -----------------   ------------------

Net (loss) income                                               (3,377,873)         4,324,972            1,700,995
                                                         ==================  =================   ==================

Net (loss) income per common share-basic                      $      (0.25)      $       0.46         $       0.19
                                                         ==================  =================   ==================

Net (loss) income per common share-diluted                    $      (0.25)      $       0.42         $       0.19
                                                         ==================  =================   ==================

Weighted average common shares outstanding-
     basic (Note 3)                                             13,502,516          9,430,556            9,000,000
                                                         ==================  =================   ==================

Weighted average common shares outstanding-
     diluted (Note 3)                                           13,502,516         10,384,103            9,000,000
                                                         ==================  =================   ==================

Pro forma net (loss) income per share:
     (Loss) income as reported                                  (3,377,873)         4,324,972            1,700,995
     Pro forma income taxes                                              -         (1,710,000)            (638,000)
                                                         ------------------  -----------------   ------------------

     Pro forma (loss) income                                  $ (3,377,873)      $  2,614,972         $  1,062,995
                                                         ==================  =================   ==================

Pro forma net (loss) income per share-basic                   $      (0.25)      $       0.28         $       0.12
                                                         ==================  =================   ==================

Pro forma net (loss) income per share-diluted                 $      (0.25)      $       0.25         $       0.12
                                                         ==================  =================   ==================




        The accompanying notes are an integral part of these consolidated combined financial statements.

         Category 5 Technologies, Inc. and Subsidiaries
         Consolidated Combined Statement of Equity
--------------------------------------------------------------------------------



                                                       Common stock           Additional
                                              ----------------------------     Paid-in        Retained
                                                 Shares         Amount         Capital        Earnings         Total
                                              -------------  -------------  --------------  --------------  -------------

Balance at January 1, 2000                       9,000,000      $   9,000     $    37,800     $   483,456    $   530,256
   Dividends                                             -              -               -        (822,005)      (822,005)
   Net income                                            -              -               -       1,700,995      1,700,995
                                              -------------  -------------  --------------  --------------  -------------

Balance at December 31, 2000                     9,000,000          9,000          37,800       1,362,446      1,409,246
   Acquisition of Network Investor
     Communications, Inc.                        2,500,000          2,500          (2,500)              -              -
   Dividends                                             -              -               -        (484,348)      (484,348)
   Net income                                            -              -               -       4,324,972      4,324,972
                                              -------------  -------------  --------------  --------------  -------------

Balance at June 30, 2001                        11,500,000         11,500          35,300       5,203,070      5,249,870
   Stock issued for services                       737,500            738         281,888               -        282,626
   Issuance of warrants to
     consultants in exchange for services                -              -          35,000               -         35,000
   Exercise of stock options                         9,594              9             428               -            437
   Issuance of warrants in connection with debt          -              -         107,210               -        107,210
   Acquisition of Transaxis, S.A.                   15,000             15          35,985               -         36,000
   Acquisition of Bottomline Online, Inc.          225,000            225         573,525               -        573,750
   Acquisition of Flash Ally, L.L.C.             2,000,000          2,000       1,533,000               -      1,535,000
   Acquisition of CaptureQuest, Inc.             3,105,769          3,106       5,471,894               -      5,475,000
   Shares cancelled pursuant to amended Stock
     Purchase Agreement (Note 14)               (1,000,000)        (1,000)     (1,129,000)              -     (1,130,000)
   Net loss                                              -              -               -      (3,377,873)    (3,377,873)
                                              -------------  -------------  --------------  --------------  -------------

Balance at June 30, 2002                        16,592,863      $  16,593     $ 6,945,230     $ 1,825,197    $ 8,787,020
                                              =============  =============  ==============  ==============  =============




        The accompanying notes are an integral part of these consolidated combined financial statements.

         Category 5 Technologies, Inc. and Subsidiaries
         Consolidated Combined Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                        Year ended      Six Months Ended      Year Ended
                                                                         June 30,            June 30,         December 31,
                                                                           2002                 2001              2000
                                                                     -----------------  -----------------  ----------------
Cash flows from operating activities:
   Net (loss) income                                                     $ (3,377,873)      $  4,324,972       $ 1,700,995
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Allowance for doubtful acounts                                         3,243,849                  -                 -
     Depreciation and amortization                                            428,973             34,438            63,887
     Fair value allowance                                                     757,677                  -                 -
     Loss on impairment of goodwill                                         1,535,000                  -                 -
     Amortization of debt discount and loan fees                              108,521                  -                 -
     Issuance of stock for services                                           282,626                  -                 -
     Issuance of stock options for services                                    35,000                  -                 -
     Issuance of warrants-debt cost                                            27,210                  -                 -
     Deferred taxes                                                           154,000           (140,000)                -
     Changes in operating assets and liabilities:
      Contract receivables, net                                            (4,041,150)        (3,848,651)                -
      Trade receivables                                                       (85,231)           486,169          (251,738)
      Retainages receivable                                                (1,689,939)          (202,417)         (542,087)
      Other receivables                                                      (256,504)             9,400           (13,900)
      Prepaid assets                                                          (38,090)           (49,943)         (177,596)
      Deposits                                                                (50,000)                 -            (4,034)
      Accounts payable                                                        825,749            (38,411)           70,197
      Accrued liabilities                                                     405,876            153,924           (92,919)
      Deferred revenue                                                        292,037                  -                 -
                                                                     -----------------  -----------------  ----------------

        Net cash (used in) provided by operating activities                (1,442,269)           729,481           752,805
                                                                     -----------------  -----------------  ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                       (144,146)           (33,217)         (133,825)
   Cash acquired in acquisition of CaptureQuest                                28,848                  -                 -
                                                                     -----------------  -----------------  ----------------

        Net cash used in investing activities                                (115,298)           (33,217)         (133,825)
                                                                     -----------------  -----------------  ----------------

Cash flows from financing activities:
   Proceeds from note payable                                                 713,971                  -                 -
   Borrowings on line of credit                                               898,822                  -                 -
   Proceeds from shareholder loan                                              26,743            (57,800)           70,000
   Exercise of stock options                                                      437                  -                 -
   Dividends paid                                                                   -           (484,348)         (822,005)
                                                                     -----------------  -----------------  ----------------

        Net cash provided by (used in) financing activities                 1,639,973           (542,148)         (752,005)
                                                                     -----------------  -----------------  ----------------

Net increase (decrease) in cash                                                82,406            154,116          (133,025)
Cash, beginning of year                                                       215,866             61,750           194,775
                                                                     -----------------  -----------------  ----------------

Cash, end of year                                                        $    298,272       $    215,866       $    61,750
                                                                     =================  =================  ================

Supplemental disclosures of cash flow information:
   Interest paid                                                         $     18,407       $      1,674       $       113
                                                                     =================  =================  ================

Supplemental disclosures of non-cash investing activities:

   Fair value of assets and liabilities acquired:
     Receivables                                                         $     78,529       $          -       $         -
     Short-term investments                                                 1,000,000                  -                 -
     Property and equipment                                                   948,895                  -                 -
     Identifiable intangibles                                               5,962,029                  -                 -
     Less: liabilities assumed                                               (398,551)                 -                 -
     Fair market value of common stock issued                              (7,619,750)                 -                 -
                                                                     -----------------  -----------------  ----------------
     Cash acquired                                                       $    (28,848)      $          -       $         -
                                                                     =================  =================  ================

   Amendment of stock purchase agreement:
     Deferred tax liability                                              $  1,130,000                  -                 -
     Common stock                                                              (1,000)                 -                 -
     Additional paid-in capital                                            (1,129,000)                 -                 -




        The accompanying notes are an integral part of these consolidated combined financial statements.

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

1.       BUSINESS AND ORGANIZATION

         In 1998 Executive Credit Services, L.C. ("ECS") was organized as a limited liability company pursuant to the Limited Liability Act within the State of Utah. Effective May 17, 2000, the members of ECS formed ePenzio, Inc. ("ePenzio") and elected to be taxed pursuant to subchapter S of the Internal Revenue Code and transferred all assets and liabilities from ECS to ePenzio. Ownership percentages were unchanged and the income tax basis in ECS's assets and liabilities carried over to ePenzio.

         Effective December 7, 2000 and March 23, 2001 ePenzio formed two wholly-owned subsidiaries, Olympus Financial, Inc., a Utah company ("Olympus") and Bring it Home, Inc., a Utah company ("BIH"), respectively. BIH conducts marketing seminars for ePenzio's products. The consolidated combined financial statements reflect the operations of the subsidiaries since their formation.

         On May 29, 2001, Network Investor Communications, Inc. ("NWIC") issued 9,000,000 shares of common stock in exchange for all the issued and outstanding shares of ePenzio. Effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer.

         Pursuant to that certain Amendment to Stock Purchase Agreement, dated June 20, 2002, by and among the Compnay, ePenzio, Inc. and former shareholders of ePenzio, Brad Crawford and Paul Anderson, which amends that certain Stock Purchase Agreement dated May 29, 2001 by and among the same parties, and pursuant to which the Company acquired ePenzio, the parties clarified certain tax and purchase price provisions, in connection with which Category 5 claimed responsibility for income taxes associated with approximately $5 million in receivables and approximately $1.2 million associated with the conversion of ePenzio from the cash to the accrual method of accounting upon acquisition of ePenzio by Category 5, which aggregate tax liability is estimated to be approximately $1.13 million, and Mr. Crawford and Mr. Anderson agreed to a corresponding adjustment in the purchase price of ePenzio in connection with which each of Mr. Crawford and Mr. Anderson agreed to return to the Company 500,000 shares of Category 5 common stock.

         Historically, ePenzio had a fiscal year end of December 31. Because ePenzio was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Commission. However, the board of directors of Category 5 elected to retain the historical fiscal year end of Category 5, June 30, effective for the period ending June 30, 2001.

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

         FlashAlly is a system that enables businesses to create multimedia presentations athat can be used as websites, burned onto CD Business Cards, or sent via email. Because the system is used online and requires no programming back ground, we believe that it is an ideal tool for small- and medium-sized enterprises that lack the resources to hire IT directors or departments.

         CaptureQuest has developed software that enables business to conduct rich-media marketing and promotions campaigns, and allows then to manage, assess, and measure the success of their online campaigns. CaptureQuest's rich-media solutions are founded on a technology stack with the CaptureQuest Popmercial technology as the core of that stack. In providing these solutions, CaptureQuest has created the Adaptive Media System with the goal of meeting client's online marketing, communication, education, and advertising objectives. The Adaptive Media System facilitates the front-end delivery of a captivating rich-media campaign either online or via email. The Popmercial campaigns are designed to captivate the attention of the viewer and to drive the viewer towards a specific call to action.

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

2.       LIQUIDITY

         Category 5's liquidity is significantly impacted by credit and collections issues. Its business generates large balances of receivables and, depending on the quality of the credit and the cash needs, Category 5 sells certain of the receivables, at a discount, to financing sources. Receivables that it does not sell are retained by Category 5. A large portion of Category 5's customer base is made up of small businesses with sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         During the quarter ended June 30, 2002, delinquencies on contract receivables increased above historical rates, thus increasing the loss for the year then ended, and reducing the balances that could be subsequently sold.

         At June 30, 2002, the working capital deficit was mitigated by the $3.4 million of net contracts receivable included in long-term assets. Category 5 may seek to sell some or all of these to a financing source in order to generate cash in the short term. There is no assurance that these receivables could be sold for their carrying value, or at a discount that is acceptable to Category 5, or at all. In addition, further increases in delinquencies would negatively impact Category 5's cash flow by reducing the amount of cash collected on these contracts.

         Category 5's line of credit arrangement with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. At June 30, 2002, Category 5 is in violation of the debt coverage ratio, and has sought a waiver of this violation. As of the date hereof, the bank has not waived this violation, and if it were to demand payment of the entire balance, Category 5's liquidity would suffer. Category 5 has $820,000 of convertible notes payable that are due in November 2002. The notes are convertible into Category 5 common stock at the option of the holders, for the lower of $2 per share or the price of a private placement of Category 5 stock. On September 10, 2002, Category 5's common stock closed at $0.62 per share. If the price remains below $2 per share through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and Category 5 will be required to repay the notes.

         Subsequent to June 30, 2002, the Company has reduced personnel costs and other selling and administrative expenses. In addition, the Company is seeking to add new products and services to provide to its customers.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Segment information

         The Company reports segments consistent with the way management assesses segment performance. In determining the operating income or loss of each segment, certain expenses, such as income taxes, general corporate expenses and financing costs, are not allocated to operating segments.

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

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which when realized have been within the range of management's expectations.

         The Company transacts a substantial amount of its business with a few financing companies. During the year ended June 30, 2002, the Company entered into receivables purchase agreements with three financing companies that comprise approximately 65% of total revenues.

         The Company obtains a substantial amount of referrals for revenue from seminar companies. During the year ended June 30, 2002, approximately 73% percent of the Company's revenues were obtained through referrals from seminar companies.

         In August 2002, Home, Inc., the Company's largest seminar lead source, discontinued their operations and terminated their relationship with the Company.

Use of estimates

         The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents

         Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At June 30, 2002, the Company's cash and cash equivalents were held by several banks. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Short-term investments

         Marketable short-term investments are generally classified and accounted for as available-for-sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. Investments in debt and equity securities as held-to-maturity are reported at amortized cost plus accrued interest, and securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related tax, recorded as a separate component of comprehensive income in shareholders' equity until realized. Interest and amortization of premiums and discounts for debt and equity securities are included in interest income. The Company does not hold these securities for speculative or trading purposes. At June 30, 2002, the estimated fair value of the investments approximated their cost, and the amount of gross unrealized gains and losses were not significant.

Property and equipment

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

                                                Years
                                                -----

        Furniture and fixtures                  5-7
        Computer hardware and software            3
        Machinery and equipment                 5-7

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

         Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Other long-term assets

         Other long-term assets include deposits, identifiable intangibles and goodwill. Intangibles consist of patents, licenses and identifiable intangible assets related to non-compete agreements. Goodwill represents the excess of the purchase price paid for subsidiaries over the fair value of the tangible and identifiable intangible net assets acquired.

Impairment of assets

         The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

Fair value of financial instruments

         The Company's financial instruments consist of cash, short-term investments, receivables, payables, loans from shareholder, convertible notes, line of credit and capital lease. The carrying amount of cash and payables approximates fair value due to the short-term nature of these items. The loan from shareholder, convertible note, line of credit and capital lease also approximate fair value based on evaluations of market interest rates and the short-term nature of the payable.

Fair value allowance

         In the normal course of business the Company sells its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at June 30, 2002 is $757,677. Increases in the recourse liability are recorded as reductions of revenue.

Revenue recognition

         Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, products are shipped and the customer takes ownership and assumes the risk of loss, the selling price is fixed or determinable, and collectibility is reasonably assured. Amounts received prior to completion of services are recorded as deferred revenue. Gross sales are reduced by estimated returns and chargebacks.

         Revenues from the sales of electronic card processing systems are recognized when the service is complete and when either (1) the cash is received from the customer, (2) the Company has received notice that the financing company, which assumes the risk of the financing contract, has approved the

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

purchase of the contract, or (3) for contracts serviced by the Company, when services are provided, net of an estimate of uncollectible accounts. Gross sales from the purchase of the contracts are recorded at the net realizable amount or net of the fair value allowance.

         Revenues from commissions received from third party service providers are recognized when earned.

Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. Income tax expense (benefit) is the tax payable (receivable) for the period plus the change during the period in the deferred tax assets and liabilities.

Stock-based compensation

         The Company measures compensation expense for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", had been applied (Note 15). Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 and related pronouncements.

Earnings per share

         Earnings per share are calculated on the weighted average number of shares issued and outstanding. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computations plus the number of shares of Common Stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the year.

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                            Year ended       Six months ended       Year ended
                                                              June 30,          June 30,            December 31,
                                                               2002               2001                 2000
                                                         -----------------  -----------------   -------------------

Net (loss) income                                             $(3,377,873)       $ 4,324,972          $  1,700,995
Weighted average common shares-basic                           13,502,516          9,430,556             9,000,000
Effect of dilutive securities:
    Employee stock options                                              -            953,547                     -
                                                         -----------------  -----------------   -------------------

    Weighted average common shares-diluted                     13,502,516         10,384,103             9,000,000
                                                         =================  =================   ===================

    Net loss per common share-basic:                          $     (0.25)       $      0.46          $       0.19
    Net loss per common share-diluted:                        $     (0.25)       $      0.42          $       0.19

         For the year ended June 30, 2002, the average shares of stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. However, weighted average number of shares of stock options outstanding during the year ended June 30, 2002 was

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

2,713,253, of which 2,386,082 would have been included in the calculation of diluted earnings per share if the effect had been dilutive.

Internal use software

         The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide processing services to customers. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. No software costs were capitalized in 2002 and 2001, respectively.

Advertising

         The Company expenses advertising costs as incurred. During the year ended June 30, 2002, six months ended June 30, 2001 and year ended December 31, 2000, the Company incurred advertising costs of $98,733, $129,453 and $4,293, respectively.

Recently issued Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) also recently issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." The SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and amendment of that Statement, and rescinds SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic affects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, though early adoption is encouraged. The Company's management is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company's consolidated financial statements.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to be consistent with the current year presentation.

4.       RECEIVABLES

         During the period ending 2001, the Company began servicing some of its own receivables rather than selling all receivables to a third party financing company. Contract receivables consist of receivables from customers on contracts that the Company is servicing or has engaged a third party to service. Contract receivables consist of the following:

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

                                                         June 30,
                                                   2002               2001
                                             -----------------  ----------------

Contract receivables - current                   $3,503,402          $1,955,752
    Allowance for doubtful accounts              (1,751,701)           (685,000)
                                             -----------------  ----------------
Contract receivables - current, net               1,751,701           1,270,752
                                             =================  ================

Contract receivables - long-term                 $6,800,726          $3,911,503
    Allowance for doubtful accounts              (3,400,363)         (1,369,000)
                                             -----------------  ----------------
Contract receivables - long-term, net             3,400,363           2,542,503
                                             =================  ================

         Trade receivables are comprised of primarily receivables related to residuals and credit billing receivable.

         Current retainage receivable consist primarily of amounts held by the Company's credit card merchant accounts.

         Other accounts receivable are comprised of the following:

                                                         June 30,
                                                     2002         2001
                                                  -----------   ---------

Netgateway settlement receivable (Note 5)         $260,631       $     0
Employee receivable                                    373         4,500
                                                  -----------    ---------
                                                   261,004         4,500
                                                  ===========    =========

         Long-term retainages consist of the reserves held by financing companies that fund the majority of the financing contracts. As the Company sells its financing contracts, the financing companies retain portions of the funded amounts as reserves in the event of default. These reserves are to be released to the Company as customers make monthly payments. The amounts to be released are determined periodically by the finance companies in accordance with the terms of the receivables purchase agreements. Long-term retainage receivables consist of the following at:

                                                           June 30,
                                                    2002             2001
                                                   -----------     ----------

Retainage receivables - long-term                 $2,003,487         $567,461
    Allowance for doubtful accounts                 (338,939)               -
                                                  ------------    ------------
Contract receivables - long-term, net              1,664,548          567,461
                                                  ============    ============

5.       ACQUISITIONS

         On October 23, 2001, Category 5, Netgateway, Inc., a Delaware corporation, and C5T Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Category 5, entered into an Agreement and Plan of Merger, pursuant to which C5T Acquisition Corp. would merge with and into Netgateway, with Netgateway as the surviving corporation. In connection with the proposed merger between Netgateway and C5T Acquisition Corp., Category 5 filed a registration statement on Form S-4 with the Securities and Exchange Commission on November 11, 2001. However, the respective boards of directors of Category 5 and Netgateway subsequently determined that the merger was no longer in the best

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

interests of their respective companies and, on January 14, 2002, Category 5, C5T Acquisition Corp. and Netgateway entered a Termination and Release Agreement that terminated the Agreement and Plan of Merger. Pursuant to the Termination Agreement, Netgateway is required to pay to Category 5 an expense reimbursement fee in the aggregate amount of $260,631. On January 18, 2002, Category 5 filed with the Securities and Exchange Commission a letter withdrawing entirely the previously filed S-4.

         On January 9, 2002, the Company completed its purchase of the issued and outstanding membership interests of Exposure International Direct Marketing Systems, Inc. for cash of $12,500, which had acquired the assets of Mancala, Inc. (dba Word of Mouth), under the approval of the Federal Bankruptcy Court. Exposure International Direct Marketing System, Inc. holds certain intellectual property and software that the Company may sell and/or license. The software is an advanced email marketing and promotions product that enables businesses to communicate with existing and prospective customers on a targeted, real-time basis. The software is tied to a database that aggregates information and enables companies to perform data-mining to further customize communications and promotions. The pre-acquisition revenue and net income of Exposure International Direct Marketing System, Inc. are not material to the results of the Company and, accordingly, no pro forma results have been presented.

         On January 22, 2002, the Company completed its acquisition of Transaxis, S.A., a Swiss Company ("Transaxis"). Pursuant to a stock purchase and exchange agreement, the Company acquired all of Transaxis' outstanding capital stock for 15,000 restricted shares of our common stock. The Company recorded $36,000 of intangible assets related primarily to the acquisition of certain license agreements. Currently, Transaxis provides processing solutions to merchants and financial institutions in England and Western Europe. The operations of Transaxis are included in the Company's results as of the date of acquisition. The pre-acquisition revenue and net income of Transaxis are not material to the results of the Company and, accordingly, no pro forma results have been presented.

         On February 27, 2002, the Company completed its acquisition of Bottomline Online, Inc. ("Bottomline Online"). Pursuant to a stock purchase and exchange agreement, the Company acquired all of Bottomline Online outstanding capital stock for 225,000 restricted shares of common stock. Bottomline Online, Inc. has developed proprietary software to enable businesses to affordably create their own Internet storefronts with full e-commerce capabilities. The Company recorded an increase in net property and equipment of $573,750 related to the software obtained through the Bottomline Online acquisition. The operations of Bottomline Online are included in the Company's results as of the date of acquisition. The pre-acquisition revenue and net income of Bottomline Online are not material to the results of the Company and, accordingly, no pro forma results have been presented.

         On March 1, 2002, the Company completed its acquisition of Flash Ally, LLC ("Flash Ally"). Pursuant to a LLC membership exchange agreement, the Company acquired all of Flash Ally membership interests for 2,000,000 restricted shares of common stock. At closing 500,000 shares were issued to the former members of Flash Ally, and the remaining 1,500,000 shares were deposited into an escrow account, to indemnify the Company against certain representations and warranties made by Flash Ally, and to serve as an "earn out" upon attainment by Flash Ally of certain revenue and profitability targets. The Company initially recorded goodwill of $1,535,000 arising from the acquisition of Flash Ally, however, the goodwill arising from the Flash Ally acquisition was subsequently written-off as
1) the estimated future cash flows related to Flash Ally indicated that an impairment of the full value had occurred, and 2) the Flash Ally technology, as a stand-alone product, was deemed unfeasible for use in the Company's software product. The operations of Flash Ally are included in the Company's results as of the date of acquisition. The pre-acquisition revenue and net income of Flash Ally are not material to the results of the Company and, accordingly, no pro forma results have been presented.

         On April 10, 2002, the Company completed its acquisition of CaptureQuest, Inc. ("CaptureQuest" and "CaptureQuest Acquisition"), valued at $5,475,000 through the issuance of 3,105,769 shares of the Company's common stock. Pursuant to a stock purchase and exchange agreement, the Company acquired all of CaptureQuest's outstanding capital stock for 3,105,769 restricted shares of common stock. At closing 2,105,769 shares were issued to the former shareholders of CaptureQuest, and the remaining 1,000,000 shares were deposited into an escrow account, to indemnify the Company against certain representations

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

and warranties made by CaptureQuest, and to serve as an "earn out" upon attainment by CaptureQuest of certain revenue and profitability targets. The Capture Quest Acquisition was accounted for by the purchase method of accounting. Results of operations of CaptureQuest, Inc. have been included in the Company's consolidated combined financial statements since the date of acquisition.

         The purchase price exceeded the fair value of the tangible and identifiable intangible assets acquired by $2,187,947. The following is a summary of the allocation of the purchase price:

        Cash                                                    $    28,848
        Investments                                               1,000,000
        Current assets                                               78,529
        Property and equipment                                      375,145
        Identifiable intangibles                                  2,203,082
        Goodwill                                                  2,187,947
        Accounts payable and accrued liabilities                   (398,551)
                                                                ------------

        Common stock issued                                     $  5,475,000
                                                                ============


         The Company is amortizing the acquired identifiable intangibles over two years, the term associated with the non-compete agreements.

         Assuming the Capture Quest Aquisition had been made as of July 1, 2001, the Company's pro forma consolidated revenues for the year ended June 30, 2002 would have been $25,229,395 (unaudited), the pro forma consolidated net loss would have been $4,167,469 (unaudited) and the pro forma basic and diluted loss per share would have been $0.48 (unaudited).

6.       SHORT-TERM INVESTMENTS

         A subsidiary of the Company obtained a $1,000,000 Certificate of Deposit from OmniCorp Bank issued in March 22, 2002. The CD matures March 21, 2003 and has an annual interest rate of 8%.

7.       PREPAID EXPENSES

         Prepaid expenses and other assets consist of the following:

                                                       June 30,
                                                2002               2001
                                          -----------------  -----------------
Prepaid marketing                               $  167,861         $        -
Prepaid commissions                                 92,683            227,539
Prepaid interest and loan costs                      5,085                  -
                                          -----------------  -----------------

                                                $  265,629         $  227,539
                                          =================  =================


8.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

                                                   June 30,
                                            2002               2001
                                      -----------------  -----------------
Machinery and equipment                     $  597,948         $  174,801
Furniture and equipment                        127,936             64,309
Software                                       649,757             46,213
Leasehold improvements                          22,231             19,507
                                      -----------------  -----------------

                                             1,397,872            304,830
Less: accumulated depreciation
    and amortization                         (286,516)          (134,269)
                                      -----------------  -----------------

                                           $ 1,111,356         $  170,561
                                      =================  =================

         Depreciation and amortization of property and equipment totaled $152,247, $34,438 and $63,887 for the year ended June 30, 2002, six months ended June 30, 2001 and year ended December 31, 2000, respectively.

9.       OTHER LONG-TERM ASSETS

         Other long-term assets consist of the following:

                                                    June 30,
                                             2002              2001
                                        ----------------  ----------------
Goodwill                                    $ 2,187,947         $       -
Identifiable Intangibles                      2,237,082                 -
Deposits                                         74,118            24,118
                                        ----------------  ----------------

                                              4,499,147            24,118
Less: accumulated amortization                 (276,726)                -
                                        ----------------  ----------------

                                            $ 4,222,421         $  24,118
                                        ================  ================


         During the year ended June 30, 2002, the Company recorded goodwill totaling $3,722,947 arising from the acquisition of CaptureQuest and Flash Ally, and Company recorded a loss on impairment of goodwill related to the Flash Ally subsidiary amounting to $1,535,000 (see Note 5).

         Amortization for other long-term assets totaled $276,726 for the year ended June 30, 2002.

10.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:



                                                           June 30,
                                                   2002              2001
                                              ----------------  ----------------
Accrued payroll, vacation and benefits             $  439,424        $  153,983
Other accrued liabilities                             201,168            80,733
                                              ----------------  ----------------

                                                   $  640,592        $  234,716
                                              ================  ================

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------


11.      COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office facilities in Salt Lake City, Utah and Provo, Utah.

         On February 21, 2002, the Company entered into a sublease and agreement ("Sublease") to lease office space. The term of the Sublease is forty-four months commencing on February 11, 2002 and terminating on October 31, 2005. Monthly lease payments under the Sublease range from $0 for the first year to $28,517 over the remainder of the lease term. As of June 30, 2002, the Company has accrued $81,133 in Sublease payments computed using the average rent expense over the term of the Sublease.

         The Company leases office space from a related party under a non-cancelable lease agreement. The term of the lease is thirty-six months commencing on September 1, 2001 and terminating on August 31, 2004, requires monthly lease payments ranging from $4,473 to $4,745 over the lease term.

         Minimum future payments under these leases are as follows:

  Year Ending
  June 30,
     2003                                                    $   165,458
     2004                                                        386,900
     2005                                                        347,202
     2006                                                        114,069
                                                         ----------------

Total minimum lease payments                                 $ 1,013,629
                                                         ================

         Rental expense for operating leases totaled $296,711, $115,024 and $173,740 for the year ended June 30, 2002, six months ended June 30, 2001 and year ended December 31, 2000, respectively.

Legal claims

         The Company is aware of lawsuits related to its services. The amount, if any, to be paid by the Company in connection with this litigation is currently not estimable and the likelihood of an unfavorable outcome is not currently determinable. Management believes these claims are without merit and will not have a material adverse effect on the Company's financial position.

12.      NOTES PAYABLE

Convertible notes payable

         The Company issued $820,000 of convertible notes payable to 16 investors in November 2001 (the "Convertible Notes"). The convertible notes payable are due in November 2002, and are presented in the accompanying financial statements as notes payable. From August 2002 through November 2002, the investors may convert the Convertible Notes into shares of the Company's common stock at the lesser of $2.00 per share or the price per share of any private placement of shares of the Company's common stock that occurs between November 2001 through November 2002. The Convertible Notes accrue interest at the rate of 8%. The Company also granted a total of 779,000 warrants to the 16 investors. The warrants granted are exercisable at $1.69 and expire in November 2006. The warrants have been valued at approximately $80,000 for the financial statements and are classified as additional paid-in capital, and the cost is being amortized over the term of the Convertible Notes as additional interest expense. As of June 30, 2002, the remaining unamortized debt discount related to the warrants is $33,331. As of June 30, 2002, the additional remaining debt discount is $44,177.

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

Line of credit

         On September 11, 2001, through its wholly-owned subsidiary ePenzio,Inc., the Company established a $1 million revolving line of credit from Zions First National Bank (the "Zions Facility"). On August 7, 2002, the Company obtained a renewal of the Zions Facility which increased the amount of the credit facility to $2 million. The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.75% on June 30, 2002). Repayment of all accrued and unpaid interest and principal owed under the Zions Facility was also extended due to September 1, 2003 from September 1, 2002. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of June 30, 2002, the Company had drawn on the Zions Facility in the amount of $898,822. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of
(i) $1 million or (ii) 75% of the aggregate amount of ePenzio's Eligible Accounts (as specifically defined by the Zions Facility). In addition to customary affirmative and negative covenants, pursuant to the Zions Facility, ePenzio must maintain a tangible net worth of not less than $1 million, and a debt coverage ratio (defined as total earnings, before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis. The Company is not in compliance with such covenants. The Company is currently pursuing debt covenants waivers.

Capital lease

         The Company's wholly-owned subsidiary, CaptureQuest, entered into a long-term capital lease agreement during April 2001 for computer equipment. The agreement is a thirty-six month lease ending March 2004 requiring monthly payments of $10,393. The equipment is included in property and equipment as follows at June 30, 2002:

        Equipment cost                                  $ 149,429
        Less: accumulated amortization                    (59,840)
                                                       --------------

        Net book value                                  $  89,589
                                                       ==============

         Future minimum lease payments under capital leases are as follows:


Year Ending
June 30,
     2003                                            $  182,397
     2004                                                93,537
                                                ----------------

Total minimum lease payments                            275,934
Less: amount representing interest                      (45,556)
                                                ----------------

Present value of capital lease obligations              230,378
                                                ================

Less: current portion                                  (142,683)
                                                ----------------

Capital lease obligation, long-term                  $   87,695
                                                ================


13.      RELATED PARTY TRANSACTIONS

Loans from Shareholders

         During May 2001, two of the Company's shareholder advanced $12,200 to the Company at 8% interest, payable on demand.

         Two of the Company's shareholders made advances to a subsidiary of the Company. At June 30, 2002, the amount due to the shareholders was $198,867.

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

Office Lease

         A subsidiary of the Company leases office space from a related party under a three year lease agreement commencing September 1, 2001 (Note 11).

14.      SHAREHOLDERS' EQUITY

Common Stock

         Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends.

         During the year ended June 30, 2002, the Company issued 737,500 common shares in exchange for various services. The value of the shares issued is $282,626. No shares were issued for services during the period ended June 30, 2001.

         On June 20, 2002, the Company and the former shareholders of ePenzio, Inc. entered into an Amendment to Stock Purchase Agreement (the "Amended Agreement"). Pursuant to the agreement, the Company will be responsible for the income tax associated with $5,007,005 of ePenzio receivables the Company recorded in connection with its acquisition of ePenzio and $1,200,000 of revenue associated with the conversion by ePenzio from the cash to accrual methods accounting at the time of the acquisition. The income tax liability is estimated to be approximately $1,130,000. Under the Amended Agreement the former shareholders returned an aggregate of 1,000,000 common shares to the Company to be retired.

Warrants

         In May 2001, the Company issued 600,000 warrants to purchase common stock in exchange for consulting services, exercisable at $0.25 per share. No compensation expense was recorded as their was no determinable value for the common stock.

         In September 2001, the Company issued 350,000 warrants to purchase common stock in exchange for consulting services. The warrants are exercisable at $1.69 per share. The Company recorded compensation of $35,000 related to these warrants.

         In November 2001, the Company granted a total of 779,000 warrants to the 16 investors in conjunction with convertible notes payable. The warrants granted are exercisable at $1.69 and expire in November 2006. The warrants have been valued at approximately $80,000 for the financial statements and are classified as additional paid-in capital. In conjunction with convertible notes payable, the Company issued an additional 218,900 of warrants as a "finders" fee in September and November 2001. The warrants have been valued at approximately $27,210 for the financial statements and are classified as additional paid-in capital.

         At June 30, 2002, warrants to purchase 1,947,900 shares of common stock of the Company were outstanding, as follows:

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

                             Exercise
                              Price
Date of Issue               per Share          Warrants       Expiration Date
-------------------      ----------------  --------------  ---------------------

May 1, 2001                       $ 0.25         600,000   May 21, 2006
September 14, 2001             0.25-1.69         450,000   September 14, 2006
November 21, 2001              1.69-2.00         753,025   November 21, 2006
November 29, 2001                   1.69         144,875   November 29, 2006
                                               ----------

                                                1,947,900
                                               ==========

         No warrants have been exercised as of June 30, 2002.

         The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations.

15.      Stock Option Plan

         As a result of the reverse merger transaction the Company assumed an option agreement with each of its two employee Directors. The terms of the agreements provide the Directors the right to purchase up to an aggregate of 400,000 common shares at $0.25 per share. One-third of the options vested in May 2001, one-third vested in May 2002, and the remaining one-third will vest in May 2003. The options expire in May 2011. As of June 30, 2002, no exercises of these stock options had occurred.

         As a result of the reverse merger transaction the Company assumed a 2001 Director Option Plan. The maximum aggregate number of shares of common stock that may be optioned and sold under the plan is 1,000,000. Each new outside Director shall be automatically granted an option to purchase 5,000 shares of common stock on January 1 of each year, if on such date the Director has served on the Board for at least six months. The options expire ten years after the date of grant, and the options are fully exercisable six months after the date of grant. The exercise price shall be 100% of the fair market value per share on the date of grant, and the options are exercisable only while the outside Director remains a Director of the Company. As of June 30, 2002, no stock options under the 2001 Director Stock Plan had been granted.

         In addition, the Company assumed an option agreement with a non-employee Director in May 2001. The terms of the agreement provide the outside Director the right to purchase up to an aggregate of 200,000 common shares at $0.25 per share. One-third of the options vested in May 2001, one-third vested in May 2002, and the remaining one-third will vest in May 2003. The options expire in May 2011. As of June 30, 2002, no exercises of these stock options had occurred.

         During July 2001, the Company's board of directors adopted a Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may issue the following types of stock compensation awards: stock options (non-qualified and incentive), stock appreciation rights, performance shares of common stock, restricted stock awards, and dividend equivalents. Options granted under this Plan expire at the end of five years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over three years from the grant date. The Plan provides for grant of up to 3,000,000 shares. In October 2001, the Plan was amended and the number of options available for grant was increased to 6,000,000, of which 3,871,375 shares were reserved for future issuance at June 30, 2002.

         The following is a summary of stock option activity:

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------

                                                            June 30,
                                              2002                            2001
                                   ---------------------------------------------------------------
                                                    Weighted                         Weighted
                                                     Average                          Average
                                      Shares     Exercise Price       Shares      Exercise Price
                                   ------------- ----------------  -------------  ----------------

Outstanding - beginning of period       600,000           $ 0.25              -            $    -
    Granted at fair value             1,997,000             0.93        600,000              0.25
    Exercised                            (9,594)            0.25              -                 -
    Cancelled/forfeited                (458,781)            0.25              -                 -
                                   -------------                   -------------
Outstanding - end of period           2,128,625             0.89        600,000              0.25
                                   =============                   =============

Options exercisable at period-end       910,093             0.63        199,993              0.25
                                   =============                   =============

         The following table summarizes information about stock options as of June 30, 2002:

                                 Options Outstanding at                                    Options Exercisable at
                                     June 30, 2002                                              June 30, 2002
                     -------------------------------------------------------    ------------------------------------
                                                               Weighted
  Range of                                 Weighted             Average                              Weighted
  Exercise                                  Average              Years                                Average
  Prices                 Shares         Exercise Price         Remaining            Shares        Exercise Price
------------------   ---------------  --------------------------------------    --------------- --------------------

$0.00 - $0.25             1,446,125                $ 0.25              8.30            735,301               $ 0.25
$0.26 - $1.13               132,500                  1.13              6.97             37,292                 1.13
$1.14 - $2.50               550,000                  2.50              4.70            137,500                 2.50
                     ---------------                                            ---------------

                          2,128,625                  0.89              7.29            910,093                 0.63
                     ===============                                            ===============

         Had compensation expense for the Company's option plan been determined based on fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss would have been as follows:

                                                   Year Ended      Six Months Ended       Year Ended
                                                    June 30,          June 30,           December 31,
                                                      2002              2001                2000
                                                   ----------      ----------------      ------------
Net (loss) income
  As reported                                   $  (3,377,873)     $  4,324,972         $  1,700,995
  Pro forma                                        (4,328,541)        4,324,972            1,700,995

Earnings per common share-basic-as reported     $       (0.25)     $       0.46         $       0.19

Earnings per common share-diluted-as reported   $       (0.25)     $       0.42         $       0.19

Earnings per common share-basic-pro forma       $       (0.32)     $       0.46         $       0.19

Earnings per common share-diluted-pro forma     $       (0.32)     $       0.42         $       0.19

         The weighted-average grant-date fair value of options granted during year ended June 30, 2002 and 2001 was $0.55 and $0.23 per share. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------
                                                       June 30,
                                                2002            2001
                                                ----            ----

Risk-free interest rate                         3.80%           5.58%
Expected life (in years)                           5               5
Expected volatility                           100.00%         100.00%
Expected dividend yield                         0.00%           0.00%

16.      Employee Benefit Plan

         The Company offers an employee benefit plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained the age of 21 and have completed twelve months and 1,000 hours of service with the Company are eligible to participate. The Company matches a percentage of the employee's contributions, which is determined each year at the discretion of management. In addition, the Company may contribute an annual amount at the discretion of management. Vesting in these contributions is over a period of one to four years. The expense related to the plan for the year ended June 30, 2002, six months ended June 30, 2001 and the year ended December 31, 2000 was $76,617, $0 and $15,000, respectively.

17.      Income Taxes

         Components of income tax (benefit) provision reflected in the consolidated statements of operations are as follows:

                                                                             Year ended         Six months ended      Year ended
                                                                               June 30,              June 30,         December 31,
                                                                                2002                 2001               2000
                                                                          -----------------    ------------------   ---------------

   Expected tax benefit (expense) at federal statutory rate                    $ 1,096,000        $ (1,423,000)        $   (578,000)

   State income taxes, net of federal income tax benefit                           147,000             (92,000)             (60,000)

   Non-deductible impairment and depreciation                                     (707,000)                  -                    -

   Change in valuation allowance                                                  (690,000)            690,000

   Income attributable to period before
     conversion to "C" corporation                                                       -             965,000              638,000
                                                                          ----------------- ------------------- --------------------

   Income tax (expense) benefit                                                   (154,000)            140,000                    -
                                                                          ----------------- ------------------- --------------------


         The components of deferred taxes included in the balance sheet are as follows:


                                                                         June 30,
                                                                  2002              2001
                                                            -----------------  ----------------
Deferral of revenue related to Contract receiable                $(3,704,000)       $        -
Allowance for doubtful accounts - Contracts receivable             1,856,000           830,000
Allowance for doubtful accounts - Retainages                         197,000                 -
Accrued vacation                                                      33,000                 -
Net operating loss                                                   474,000
Valuation allowance                                                        -          (690,000)
                                                            -----------------  ----------------

   Total deferred (liability) assets                             $(1,144,000)       $  140,000
                                                            =================  ================

         Category 5 Technologies, Inc. and Subsidiaries
         Notes to Consolidated Combined Financial Statements
--------------------------------------------------------------------------------


         The Company has approximately $1.3 million in net operating loss carry forwards which are available to offset future income through their expiration beginning in 2001.

18.      Business Segments

         With the acquisition of CaptureQuest in April 2002, the Company began tracking results in more than one segment. Accordingly, effective for the year ended June 30, 2002, segment information has been prepared in accordance with Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 3. There were no intersegment sales or transfers for the periods below. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments.

                                                                  Category 5
                                                                Technologies,
                                                                     Inc.           CaptureQuest      Consolidated
                                                              ------------------------------------  ----------------
As of and for the year ended June 30, 2002
Net sales                                                         $ 24,085,764         $  306,953      $ 24,392,717
Cost of sales                                                       14,339,584             97,184        14,436,768
Gross profit                                                         9,746,180            209,769         9,955,949
Operating expenses                                                  12,680,934            789,654        13,470,588
Other income                                                           270,953             19,813           290,766
(Provision) benefit for income taxes                                  (154,000)                 -          (154,000)
                                                              -----------------  -----------------  ----------------
Net loss                                                            (2,817,801)          (560,072)       (3,377,873)
                                                              =================  =================  ================

         All sales of both segments were made to customers in the United States of America. All of the Company's fixed assets were located in the United States.

19.      SUBSEQUENT EVENTS

         On August 7, 2002, the Company obtained a renewal of the Zions Facility which increased the amount of the credit facility to $2 million. Repayment of all accrued and unpaid interest and principal owed under the Zions Facility was also extended due to September 1, 2003 from September 1, 2002.

         In August of 2002, Home, Inc., the Company's largest seminar lead source, discontinued their operations and terminated their relationship with the Company.

         In July 2002, the boards of directors of MindArrow Systems, Inc. and Category 5 Technologies, Inc. have agreed on a merger of the Company with and into a subsidiary of MindArrow. The Company will become a wholly owned subsidiary of MindArrow and the Company stockholders will receive, for each share of the Company common stock that they own:

         o 2.3 shares of MindArrow common stock, representing 55.3% of the total outstanding shares of MindArrow immediately following the merger, and

         o a warrant to acquire 0.5 shares of MindArrow common stock at an exercise price of $0.01 per share, vesting only upon the achievement of certain financial objectives by Category 5's subsidiary, ePenzio, Inc. following the merger.

         The surviving company will be known as Avalon Digital Marketing Systems, Inc. The merger was approved by the stockholders of both companies on September 30, 2002.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         On August 7, 2001 we notified our accountant, David T. Thomson, P.C. that he was being dismissed as our independent auditor. The stated reasons were that we wanted a larger auditing firm as we have experienced growth. Our board of directors made the decision to change auditors.

         Effective August 7, 2001 we engaged Tanner + Co. as our independent public auditors, replacing its former auditor, David T. Thompson, P.C. Such appointment was accepted by Tanner + Co. Prior to such engagement, we had not consulted Tanner + Co. on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with David T. Thompson, P.C.

         The prior accountant's report of October 4, 2000 on the financial statements for the years ended June 30, 2000 and 1999, was not qualified or modified in any manner (other than a going concern qualification) and contained no disclaimer of opinion or adverse opinion. There were no disagreements with David T. Thompson, P.C. on any matter of accounting principle or practice, financial disclosure or auditing scope or procedure as related to our financial statements.

         During our two most recent fiscal years and during any subsequent interim period preceding the date of resignation, we had no disagreements with David T. Thompson, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         As required by Item 304(a)(3) of Regulation S-B, Category 5 furnished David T. Thompson, P.C. with the disclosures contained in the Current Report on Form 8K/A, Amendment No. 2, we filed with the Commission on August 28, 2001, and requested that David T. Thompson, P.C. provide us a letter addressed to the Commission stating that either it agrees with the statements made by us herein or that it does not agree with such statements and the respects in which it does not agree. A copy of David T. Thompson's, P.C. letter dated August 28, 2001 was included as an exhibit to our Form 8-K/A filed with the Commission on August 28, 2001.

                               PART III

ITEM 9.       Directors And Executive Officers Of The Registrant

         Our directors and executive officers, their respective ages and positions with us as of September 30, 2002 are as follows:

Name                          Age          Position
----                          ---          --------

Paul Anderson                 33           Director and President of ePenzio;
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

Brad Crawford                 44           Director and Chief Operating Officer
                                           of ePenzio

Tyler Thompson                28           Director and Executive Vice President
                                           of Sales and Marketing

Edward Mooney                 42           Director

Shelly Singhal                36           Director

Troy Kearl                    34           Director and Vice President of
                                           Product Development

Matthew Greene                33           Executive Vice President of ePenzio

Jade B. Millington            31           Vice President of ePenzio

         Paul Anderson has been a director since May 29, 2001 and the President of ePenzio since May 1998. Since July 5, 2002, Mr. Anderson has been our Acting Chairman and Chief Executive Officer. Since 1993, Mr. Anderson has been responsible for having consulted with or trained entrepreneurs in the U.S. and Canada in small business marketing and sales concepts. From 1993 to 1996, Mr. Anderson worked as a corporate trainer for Freecom Communications. Mr. Anderson was responsible for designing and delivering presentations to help small business owners broaden their customer base and enhance their sales abilities at Freecom Communications. In 1996, Mr. Anderson worked in a similar position with Eleva, Incorporated. In 1997, he began consulting with independent sales organizations in the bankcard industry in an effort to enhance their marketing efforts and build their merchant bases. In 1998, Mr. Anderson co-founded ePenzio.

         Brad Crawford has been a director since May 29, 2001 and the Chief Operating Officer of ePenzio since May 1998. Prior to joining ePenzio, Mr. Crawford founded and managed Dream Catcher, a Utah-based company. Dream Catcher oversaw and supervised the management of various recreational assets. As the founder, Mr. Crawford was responsible for all aspects of the business including developing client relationships and regular reporting to other investors. Dream Catcher is still an on-going concern. Before starting Dream Catcher, Mr. Crawford founded Val-Dev, LC, a family-owned company involved in the development and management of real estate. Prior to Val-Dev, Mr. Crawford founded and ran other small companies with interests in automotive products, boats, and custom woodwork.

         Tyler Thompson has been a director since April 23, 2002 and the Executive Vice President of Sales and Marketing since May 1, 2002. Prior to our acquisition of CaptureQuest, Inc. in March 2002, Mr. Thompson served as Chairman and Chief Executive Officer of CaptureQuest, a rich-media technology and solutions provider focusing on multimedia and rich-media advertising. From 1999 to 2000, Mr. Thompson owned and operated The Mulligan Group, an operational and management consulting company which focused on building operational infrastructures for Internet and high tech start-up companies. From 1998 to 1999, Mr. Thompson also worked with the Business Software Alliance, an industry business software trade association, as its Director of Metrics. Mr. Thompson received his Batchelor of Arts degree from Brigham Young University and a Masters Degree in Business and Real Estate Development from MIT.

         Edward P. Mooney has served as a director since May 29, 2001. Since April 2001 Mr. Mooney has served as Executive Vice President and a Director of USA Broadband, Inc., a publicly-traded company serving the digital entertainment, data and broadband marketplace. From April 1999 to April 2000, Mr. Mooney served as Executive Vice President, Secretary and Treasurer of RateXchange Corporation (formerly NetAmerica.com Corporation and NetAmerica International). He served as a Director of RateXchange, a publicly-traded company, and various of its operating subsidiaries from December 1998 until

March 2000. Previously, Mr. Mooney served in various corporate and business development roles for WorldPort Communications, Inc., a publicly traded international telecommunications company, from September 1996 until April 1999, including periods where he served as either an officer or director. From April 1999 until June 2001, Mr. Mooney has served as an employee and/or a consultant to Maroon Bells Capital Partners, Inc., where he has specialized in strategic planning, corporate valuations, corporate governance and financial analysis. Mr. Mooney currently provides consulting services to, among others, Maroon Bells Capital LLC and some of its clients. Mr. Mooney holds a Bachelor of Arts degree in Geography from San Francisco State University and a Master of Arts degree in Education from California State University, Long Beach.

         Shelly Singhal has been a director since February 2002. He is currently Managing Director of Technology Investment Banking for SBI USA, LLC, a successor-in-interest to SBI-E2-Capital (USA) Inc. Previously he was Managing Director of Technology Investment Banking for BlueStone Capital Securities, Inc., and Managing Director of Corporate Finance at Roth Capital Partners where he was head of the E-Commerce Group and Manager of the Roth Capital Partners Bridge Fund.

         Troy Kearl has been a director of Category 5 and its Vice President of Product Development since March 1, 2002. From March 1993 until July 2001, Mr. Kearl was founder and President of Uniq Studios, Inc. a media advertising, design and marketing agency spanning both interactive and traditional media. While at Uniq Mr. Kearl invented the "Intellidisc" technology, a proprietary, patent-pending technology that combines CD-ROM and server content into one medium having the delivery capabilities of each for delivery of comprehensive messaging. Prior to computer programming, Mr. Kearl was employed from 1991 until 1992 as a Japanese translator for Sumitomo. Mr. Kearl attended the University of Utah and has a minor in Japanese.

         Matthew Greene has been the Executive Vice President of ePenzio since August 1999. Prior to joining ePenzio, Mr. Greene served as Acquisition Manager for Booth Creek Golf and Golfstar Management, LLC, a start-up venture formed to acquire golf courses and golf-related properties across the United States. From July 1994 to March 1997, Mr. Greene worked in a marketing and sales position for Freecom Communications. From March 1992 to October 1992, Mr. Greene served as the Marketing Manager for Segufix, GmbH in Hamburg, Germany. Mr. Greene is a graduate of Utah State University. He also obtained an MBA from the Marriott School of Management at Brigham Young University.

         Jade B. Millington has been the Vice President of ePenzio since August 1999. Prior to joining ePenzio, from April 1998 to August 1999, Mr. Millington worked with Booth Creek Golf and Golfstar Management, LLC, a start-up venture formed to acquire golf courses and golf-related properties across the United States. From May 1995 to August 1997, Mr. Millington worked with D.B. Fitzpatrick & Co. Inc., an institutional money management firm specializing in fixed-income products. Mr. Millington completed his Bachelor's degree at Boise State University in Finance, graduating Magna Cum Laude, and obtained a MBA from the Marriott School of Management at Brigham Young University.

Board Composition

         We currently have authorized seven directors. All directors are elected to hold office until our next annual meeting of stockholders and until their successors have been elected. Officers are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers. We have established the following board committees:

         Audit Committee

         The audit committee currently consists of only Mr. Singhal. Mr. Mooney recently resigned his seat on the audit committee. The audit committee recommends to the board of directors the appointment of independent auditors, reviews and approves the scope of the annual audit and other non-audit services performed by the independent auditors, reviews the findings and recommendations of the independent auditors and periodically reviews major accounting policies and significant internal accounting control procedures.

         Compensation Committee

         The compensation committee consists of Messrs. Singhal and Mooney. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also makes recommendations to the board of directors regarding the administration of our stock plans.

Director Compensation

         We may reimburse directors for reasonable expenses pertaining to attending meetings, including travel, lodging and meals but we do not pay directors for their services as directors. On May 29, 2001, we granted to each of William Gibbs and Edward Mooney a stock option to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share, the fair market value of our common stock on the date of such grant. One third, or 66,667 shares, vested immediately upon grant and one third have vested or will vest on each of the next two anniversaries of the date of grant. Messrs. Gibbs and Mooney were granted these options as an inducement to serve on our board of directors. These options were not granted pursuant to the 2001 Director Option Plan. On June 24, 2002, we granted Shelly Singhal an option to purchase 50,000 shares of common stock, at an exercise price of $1.13 per share, pursuant to the 2001 Director Option Plan.

Section 16(A) Beneficial Ownership Reporting Compliance

         Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, we have identified the following filings that were filed late by the Section 16 Reporting Persons during and with respect to the fiscal year ended June 30, 2002:

                                                 Number of
                                                transaction    Known failure
                                                not reported      to file
                                Number of       on a timely      required
   Name               Form(s)  late filings        basis          forms
-------------------------------------------------------------------------------

Mitch Edwards          F4/F5         2              2               2
Paul Anderson           F4           1              1               NA
Brad Crawford           F4           1              1               NA
Matthew Greene          F5           0              1               1
Jade Millington         F5           0              1               1
Tyler Thompson         F3/F5         0              1               2
Troy Kearl              F3           0              0               1
Shelly Singhal         F3/F5         0              1               2

ITEM 10.      Executive Compensation

         The following table sets forth information regarding the compensation of certain of our executive officers for the year ended June 30, 2002, the six months ended June 30, 2001 and the twelve months ended December 31, 2000 and 1999 (hereinafter referred to as "named executive officers").


Summary Compensation Table

                                                                   Annual Compensation
                                                               ----------------------------------
   Name and Principal Position               Year or Period    Salary       Bonus       Other (1)
   ---------------------------               --------------    ------       -----       ---------
Paul Anderson (2)
President and Chief
Executive Officer, Chief
Executive Officer of ePenzio                       2002         $ 175,000   $   -          **
                                                   2001*           53,192       -          **
                                                   2000            72,000       -          **
                                                   1999            47,500       -       24,000

Brad Crawford (3)
Chief Operating Officer of ePenzio                 2002           175,000       -          **
                                                   2001*           53,192       -          **
                                                   2000            72,000       -          **
                                                   1999            47,500       -       24,000

William C. Gibbs (4)
Former Chief Executive Officer                     2002           250,000       -          **
                                                   2001*           53,192       -          **

Mitchell Edwards (5)
Former President and Chief Financial Officer       2002           250,000       -          **
                                                   2001*           53,192       -          **


         *    For the six-month period ended June 30, 2001.

         **   Less than 10% of total salary and bonus.

         (1) Represents Profit Sharing Plan benefits of $48,000 ($24,000 to each of Messrs. Anderson and Crawford).

         (2) In June 1998, Mr. Anderson co-founded Executive Credit Services, L.C., a limited liability company, which, on May 17, 2000, became ePenzio, Inc., an S corporation. On May 29, 2001, ePenzio became a subsidiary of Category 5 and converted to a C corporation. For the twelve months ended December 31, 1998, 1999 and 2000, Mr. Anderson received distributions from ePenzio or Executive Credit Services in the aggregate amount of $13,500, $318,795 and $410,356, respectively. For the six months ended June 30, 2001, Mr. Anderson received distributions from ePenzio in the aggregate amount of $245,034.

         (3) In June 1998, Mr. Crawford co-founded Executive Credit Services, L.C., a limited liability company, which, on May 17, 2000, became ePenzio, Inc., an S corporation. On May 29, 2001, ePenzio became a subsidiary of Category 5 and converted to a C corporation. For the twelve months ended December 31, 1998, 1999 and 2000, Mr. Anderson received distributions from ePenzio or Executive Credit Services in the aggregate amount of $16,200, $303,135 and $410,356, respectively. For the six months ended June 30, 2001, Mr. Anderson received distributions from ePenzio in the aggregate amount of $245,034.

         Option/SAR Grants During the Year Ended June 30, 2002

         The following table sets forth information regarding stock options granted during the year ended June 30, 2002 to the named executive officers of Category 5 and ePenzio. No SARs were granted during this year.


                                           Percent of
                          Number of        Total Options
                          Securities        Granted to     Expercise
                          Underlying        Employees in    Price     Expiration
        Name             Options Granted      2002(1)      Per Share     Date
        ----             ---------------   -------------   ---------  ----------
 Paul Anderson                    -           0%             $ -         2006
 Brad Crawford                    -           0%               -         2006
 William Gibbs              500,000          25%            0.25         2006
 Mitchell Edwards           500,000          25%            0.25         2006


----------------------------------

         (1) Total number of options granted to employees during the year ended June 30, 2002 was 1,997,000.

         Aggregated Option/SAR Exercises During Six Months Ended June 30, 2002
         ---------------------------------------------------------------------
And Option/SAR Values At June 30, 2002
---------------------------------------

         The following table sets forth information concerning the exercise of stock options during the year ended June 30, 2002 by the named executive officers of Category 5 and ePenzio and lists the value of their unexercised options on June 30, 2002.



                                                            Number of Securities           Value of Unexercised
                              Shares                       Underlying Unexercised          In-The-Money Options
                             Acquired         Value        Options of June 30, 2002          on June 30, 2002
        Name                on Exercise      Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
        -----               -----------      --------     -----------   -------------   -----------   -------------

 Paul Anderson                    -          $   -                -            -         $       -      $       -
 Brad Crawford                    -              -                -            -                 -              -
 William Gibbs                    -              -          299,997      400,003           164,998        220,002
 Mitchell Edwards                 -              -          233,316       66,684           128,324         36,676

                                               ------------------------

         (1) Based on the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on June 28, 2002, which was $0.80.


Compensation of Directors

         Members of our board of directors do not receive separate compensation for services performed as directors. Our non-employee directors do, however, receive reimbursement for expenses and options to purchase our common stock pursuant to the 2001 Director Option Plan described below. There is no separate compensation for committee meeting attendance.

         On June 8, 2001, the board of directors and a majority of our stockholders adopted the Category 5 Technologies, Inc. 2001 Director Option Plan for outside directors. Under the 2001 Director Option Plan, 1,000,000 shares have been reserved for issuance of options. The Director Option Plan is designed to work automatically with little or no discretionary administration. Only outside directors are eligible to participate in the 2001 Director Option Plan. The 2001 Director Option Plan provides that each newly-appointed or elected outside director, who was not a director on the date on which the 2001 Director Option Plan became effective, will be granted an option to purchase 25,000 shares of common stock on January 1 of each year after his or her appointment or election (if, on such date, he or she has served as a director for at least six months) for so long as he or she remains an outside director, or such other grant as approved by the board of directors. The term of options granted pursuant to the 2001 Director Option Plan is 10 years. Options granted under the 2001 Director Option Plan are exercisable only while the recipient remains a director (with limited exceptions, as provided in the 2001 Director Option
Plan). The exercise price per share must be 100% of the fair market value per share on the date of grant, and each option shall be fully exercisable upon six months following the date of grant. As of September 10, 2002, 950,000 shares remained available for future option grants under the 2001 Director Option Plan.

         Options granted pursuant to the 2001 Director Option Plan are nonqualified stock options. Nonqualified stock options have no special tax status. An optionee generally recognizes no taxable income as the result of the grant of such an option. Upon exercise of a nonqualified stock option, the optionee normally recognizes ordinary income on the excess of the fair market value on the date of exercise over the option exercise price. Upon the sale of stock acquired by the exercise of a nonqualified stock option, any gain or loss, based on the difference between the sale price and the fair market value on the date of recognition of income, will be taxed as a capital gain or loss. In the event of a sale of the option, the optionee recognizes ordinary income on the difference between the option exercise price and the sale price. No tax deduction is available to us with respect to the grant of the option or the sale of stock acquired upon exercise of the option. We should be entitled to a deduction equal to the amount of ordinary income recognized by the optionee as a result of the exercise of the nonqualified stock option. Generally, option recipients will be subject to the restrictions of Section 16(b) of the Securities Exchange Act of 1934.

         On May 29, 2001, we granted to each of William Gibbs, Mitchell Edwards and Edward Mooney a stock option to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share, the fair market value of our common stock on the date of such grant. One third, or 66,667 shares, vested immediately upon grant and one third have vested or will vest on each of the next two anniversaries of the date of grant. Messrs. Gibbs, Edwards and Mooney were granted these options as an inducement to serve on our board of directors. These options were not granted pursuant to the 2001 Director Option Plan. On June 24, 2002, we granted to one director, Shelly Singhal, an option to purchase 50,000 shares of common stock at an exercise price of $1.13 per share, pursuant to the 2001 Director Option Plan.

Employee Benefit Plans

         We offer an employee benefit plan under Section 401(k) of the Internal Revenue Code. All full-time employees who have attained the age of 21 and have completed twelve months and 1,000 hours of service with the Company are eligible to participate. We match a percentage of the employee's contributions, which is determined each year at the discretion of management. In addition, we may contribute an annual amount at the discretion of management. Vesting in these contributions is over a period of one to four years. We also have a profit sharing plan. All full time employees who have attained the age of 21 and have completed 12 months and 1,000 hours of service with us are eligible to participate. We make contributions to the profit sharing plan at the discretion of management.

Employment Contracts, Termination Of Employment And Change-In Control
Arrangements

         Employment Agreements
         ---------------------


                      William C. Gibbs Employment Agreement

On June 1, 2001, Category 5 Technologies entered into an employment agreement with William C. Gibbs. Pursuant to Mr. Gibbs' employment agreement, Mr. Gibbs shall serve as Chief Executive Officer of Category 5 Technologies until December 31, 2004, unless the employment term is further extended or sooner terminated in accordance with the terms of the agreement. Further, Category 5 Technologies agreed to pay Mr. Gibbs an annual base salary of $250,000, subject to adjustment as provided in the agreement. Such annualized base salary may be increased from time to time in accordance with the normal business practices of Category 5 Technologies. However, upon the acquisition by Category 5 Technologies of another company or its assets which result in Category 5 Technologies having projected annualized revenues of at least $50 Million, Mr. Gibbs' annual base salary shall be automatically increased to $350,000, and Mr. Gibbs shall be entitled to receive a bonus equal to his then annual base salary. Mr. Gibbs is also entitled to receive other bonuses, when and as declared by the Board of Directors. Mr. Gibbs is entitled to all benefits normally provided to employees of Category 5 Technologies similarly situated, including being added as a named officer on Category 5 Technologies' existing directors' and officers' liability insurance policy.

          In the case of termination of Mr. Gibbs' employment as a result of death or disability, Mr. Gibbs (or his surviving spouse or estate, as appropriate) is entitled to receive all of Mr. Gibbs' accrued benefits and a termination payment equal to the greater of Mr. Gibbs' gross income for the year preceding his termination due to death or disability, or $350,000, on an annualized basis. If Mr. Gibbs terminates his employment for good reason (as defined in Mr. Gibbs' employment agreement), or Mr. Gibbs' employment is terminated by Category 5 Technologies for any reason other than death, disability or cause (as defined in Mr. Gibbs' employment agreement), Mr. Gibbs shall be entitled to a termination payment equal to the greater of two (2) times
(i) his gross income for the year preceding the termination date, or (ii) $350,000, on an annualized basis. In the context of a change of control (as defined in Mr. Gibbs' employment agreement), if Mr. Gibbs terminates his employment for good reason, or Mr. Gibbs' employment is terminated by Category 5 Technologies for any reason other than death, disability or cause, Mr. Gibbs shall be entitled to a termination payment equal to the greater of 2.99 times
(i) his gross income for the year preceding the termination date, or (ii) $350,000, on an annualized basis. In the event Category 5 Technologies terminates Mr. Gibbs' employment for cause, or Mr. Gibbs terminates his employment without good reason (both as defined in Mr. Gibbs' employment agreement), Mr. Gibbs shall be entitled to only those benefits that have accrued through the date of termination.

          Mr. Gibbs employment was terminated effective August 31, 2002 per a Severance Agreement and Mutual General Release, effective September 12, 2002.

                    Mitchell L. Edwards Employment Agreement

          On June 1, 2001, Category 5 Technologies entered into an employment agreement with Mitchell L. Edwards. Pursuant to Mr. Edwards' employment agreement, Mr. Edwards shall serve as President and Chief Financial Officer of Category 5 Technologies until December 31, 2004, unless the employment term is further extended or sooner terminated in accordance with the terms of the agreement. Further, Category 5 Technologies agreed to pay Mr. Edwards an annual base salary of $250,000, subject to adjustment as provided in the agreement. Such annualized base salary may be increased from time to time in accordance with the normal business practices of Category 5 Technologies. However, upon the acquisition by Category 5 Technologies of another company or its assets which result in Category 5 Technologies having projected annualized revenues of at least $50 Million, Mr. Edwards' annual base salary shall be automatically increased to $350,000, and Mr. Edwards shall be entitled to receive a bonus equal to his then annual base salary. Mr. Edwards is also entitled to receive other bonuses, when and as declared by the Board of Directors. Mr. Edwards is entitled to all benefits normally provided to employees of Category 5 Technologies similarly situated, including being added as a named officer on Category 5 Technologies' existing directors' and officers' liability insurance policy.

          In the case of termination of Mr. Edwards' employment as a result of death or disability, Mr. Edwards (or his surviving spouse or estate, as appropriate) is entitled to receive all of Mr. Edwards' accrued benefits and a termination payment equal to the greater of Mr. Edwards' gross income for the year preceding his termination due to death or disability, or $350,000, on an annualized basis. If Mr. Edwards terminates his employment for good reason (as defined in Mr. Edwards' employment agreement), or Mr. Edwards' employment is terminated by Category 5 Technologies for any reason other than death, disability or cause (as defined in Mr. Edwards' employment agreement), Mr. Edwards shall be entitled to a termination payment equal to the greater of two
(2) times (i) his gross income for the year preceding the termination date, or
(ii) $350,000, on an annualized basis. In the context of a change of control (as defined in Mr. Edwards' employment agreement), if Mr. Edwards terminates his employment for good reason, or Mr. Edwards' employment is terminated by Category 5 Technologies for any reason other than death, disability or cause, Mr. Edwards shall be entitled to a termination payment equal to the greater of 2.99 times
(i) his gross income for the year preceding the termination date, or (ii) $350,000, on an annualized basis. In the event Category 5 Technologies terminates Mr. Edwards' employment for cause, or Mr. Edwards terminates his employment without good reason (both as defined in Mr. Edwards' employment 18 agreement), Mr. Edwards shall be entitled to only those benefits that have accrued through the date of termination.

        Mr. Edward's employment was terminated on June 20, 2002 per a Severance Agreement and General Release.

                                   Troy Kearl

         On March 1, 2002, we entered into an employment agreement with Troy Kearl. Pursuant to Mr. Kearl's employment agreement, Mr. Kearl shall serve as Vice President of Product Development until December 31, 2002, unless the employment term is further extended or sooner terminated in accordance with the terms of the agreement. Further, we agreed to pay Mr. Kearl an annual base salary of $140,000, subject to adjustment as provided in the agreement. Such annualized base salary may be increased from time to time in accordance with the normal business practices. Mr. Kearl is entitled to receive bonuses, when and as declared by the board of directors. Mr. Kearl is entitled to all benefits normally provided to employees similarly situated, including being added as a named officer on our existing directors' and officers' liability insurance policy. The employment agreement may be terminated upon the death or disability (as defined in the agreement) of Mr. Kearl. In addition, Mr. Kearl's employment may be terminated at any time for cause (as specifically defined in the agreement) or by Mr. Kearl for good reason (as also specifically defined in the agreement) or in the event Mr. Kearl's health is impaired, making continued performance of his duties hazardous to his physical or mental health.

         Under Mr. Kearl's employment agreement, he is subject to customary confidentiality, assignment of inventions, and non-competition provisions during his employment and which confidentiality and non-competition provisions extend beyond the termination of his employment for those periods provided in the agreement.

                                 Tyler Thompson

         On May 1, 2002, we entered into an employment agreement with Tyler Thompson. Pursuant to Mr. Thompson's employment agreement, Mr. Thompson shall serve as Executive Vice President until December 31, 2004, unless the employment term is extended or sooner terminated in accordance with the terms of the agreement. Further, we agreed to pay Mr. Thompson an annual base salary of $150,000, subject to adjustment as provided in the agreement. Such annualized base salary may be increased from time to time in accordance with the normal business practices. However, Mr. Thompson is entitled to a minimum salary increase of $50,000 per year upon meeting benchmarks and/or performance criteria established by the Company and Mr. Thompson. Mr. Thompson is also entitled to receive bonuses, when and as declared by the board of directors. Moreover, Mr. Thompson is entitled to all benefits normally provided to employees similarly situated. Mr. Thompson is also entitled to life insurance in the amount of $1 Million and a car allowance in the amount of $800 per month, plus gas and maintenance.

         In the case of termination of Mr. Thompson's employment as a result of death or disability, Mr. Thompson (or his surviving spouse or estate, as appropriate) is entitled to receive all of Mr. Thompson's accrued benefits and a termination payment equal to the greater of Mr. Thompson's gross income for the six months preceding his termination due to death or disability, or $150,000, on an annualized basis. If Mr. Thompson terminates his employment for good reason (as defined in Mr. Thompson's employment agreement), or Mr. Thompson's employment is terminated for any reason other than death, disability or cause (as defined in Mr. Thompson's employment agreement), Mr. Thompson shall be entitled to a termination payment equal to the greater of Mr. Thompson's gross income for the twelve months preceding such termination, or $150,000, on an annualized basis. In the context of a change of control (as defined in Mr. Thompson's employment agreement), if Mr. Thompson terminates his employment for good reason, or Mr. Thompson's employment is terminated for any reason other than death, disability or cause, Mr. Thompson shall be entitled to a termination payment equal to the greater of Mr. Thompson's gross income for the twelve months preceding such termination, or $150,000, on an annualized basis. In the event we terminate Mr. Thompson's employment for cause, or Mr. Thompson terminates his employment without good reason (both as defined in Mr. Thompson's employment agreement), Mr. Thompson shall be entitled to only that salary and those benefits that have accrued through the date of termination.

         Under Mr. Thompson's employment agreement, he is subject to customary non-competition provisions during his employment and for 24 months following the termination of his employment. Mr. Thompson is also subject to customary assignment of inventions provisions during his employment, and to customary confidentiality provisions at all times during and after his employment.

                                 Matthew Greene

On May 1, 2002, Category 5 Technologies, Inc. executed an employment agreement with Matthew Greene. Messr. Greene is employed in the position listed below in exchange for the compensation of $90,000 annually. The term of the employment agreement ends December 2003, which term is automatically extended for an additional one-year period unless terminated by the Company or the individual at least thirty day prior to December 31 of the then current year. The employment agreement provides for bonues, when and as declared by the board of directors. In addition, Messr. Greene is entitled to employment benefits afforded employees of ePenzio in general, including health insurance, paid vacation and employer contributions to the Company 401(k) plan. Messr. Greene is entitled to a monthly car allowance of between $500, plus insurance, gas and maintenance.

Category 5 Technologies, Inc. may terminate the employment agreements of Messrs. Green, Millington at any time for cause or in the event such individual becomes disabled. Each of Messrs. Greene may terminate his employment with ePenzio for good reason (as specifically defined in the employment agreements) or if such individual cannot perform his duties due to impaired health. Under the employment agreements, eachof Messrs. Greene is subject to customary non-competition provisions during his employment and for two years following the termination of his employment. Each of Messrs. Greene Millington is also subject to customary assignment of inventions provisions during his employment, and to customary confidentiality provisions at all times during and after his employment with the Company.


         ePenzio Executive Officer Employment Agreements
         -----------------------------------------------

         On May 22, 2001, ePenzio executed employment agreements with each of Paul Anderson, Brad Crawford, and Jade Millington. Each of Messrs. Anderson, Crawford, and Millington is employed in the position(s) listed below in exchange for the compensation indicated. Each of the employment agreements has a term ending December 31, 2002, which term is automatically extended for additional one-year periods unless terminated by either ePenzio or the individual at least thirty days prior to December 31 of the then current year. Each of the employment agreements provides for bonuses, when and as declared by the board of directors. In addition, each of Messrs. Anderson, Crawford, and Millington is entitled to employment benefits afforded employees of ePenzio in general, including health insurance, paid vacation and employer contributions to the ePenzio 401(k) plan. Each of Messrs. Anderson, Crawford, and Millington is entitled to a monthly car allowance of between $400 and $800, and coverage for insurance, gas and maintenance. Messrs. Anderson and Crawford are also entitled to $1 million in life insurance coverage.

         ePenzio may terminate the employment agreements of Messrs. Anderson, Crawford, and Millington at any time for cause or in the event such individual becomes disabled. Each of Messrs. Anderson, Crawford, and Millington may terminate his employment with ePenzio for good reason (as specifically defined in the employment agreements) or if such individual cannot perform his duties due to impaired health. Under the employment agreements, each of Messrs. Anderson, Crawford, and Millington is subject to customary non-competition provisions during his employment and for two years following the termination of his employment. Each of Messrs. Anderson, Crawford, and Millington is also subject to customary assignment of inventions provisions during his employment, and to customary confidentiality provisions at all times during and after his employment with ePenzio.

    Officer              Position(s)                         Annual Base Salary
--------------------------------------------------------------------------------

  Paul Anderson       Chief Executive Officer                           $175,000

  Brad Crawford       Chief Operating Officer                           $175,000

  Jade Millington     Vice President and Chief Financial Officer         $80,000

         CHANGE-IN-CONTROL AGREEMENTS
         ----------------------------

         In the context of a change of control (as defined in Mr. Thompson's employment agreement), if Mr. Thompson terminates his employment for good reason, or Mr. Thompson's employment is terminated for any reason other than death, disability or cause, he shall be entitled to a termination payment equal to the greater of his gross income for the twelve months preceding his termination or $150,000, on an annualized basis.

ITEM 12.      Security Ownership Of Certain Beneficial Owners And Management


Significant Stockholders

         The following table sets forth certain information regarding beneficial ownership of our common stock as of September 10, 2002:

         o By each person who is known to own beneficially more than 5% of our common stock;
         o    By each of our current directors;
         o    By each of our named executive officers;
         o    By all the directors and named executive officers as a group.

                                                       Shares
                                                    Beneficially
                                                       Owned(1)       Percentage
                                                    ------------      ----------
Principal Stockholders
----------------------
Peruvian Investments, LLC                              1,000,000            6.0%
23971 Catamaran Way
Laguna Niguel, California  92677

Crescent Advisors, LLC                                   900,000            5.4%
P.O. Box 683900
Park City, Utah  84068

Directors and Executive Officers
--------------------------------
William C. Gibbs (2)                                     916,666            5.4%

Mitchell Edwards (3)                                   1,046,562            6.1%

Paul Anderson                                          2,983,000           17.9%

Brad Crawford                                          2,983,000           17.9%

Edward P. Mooney(4)                                      883,333            5.1%
23971 Catamaran Way
Laguna Niguel, California  92677

Tyler Thompson(5)                                      1,573,015            9.4%

Shelly Singhal(6)                                         16,667             *

Troy Kearl(7)                                          1,033,334            6.2%

Other Executive Officers
------------------------

Matthew Greene(8)                                        617,000            3.7%

Jade B. Millington(9)                                    592,000            3.6%

Directors and Executive Officers as a Group           12,644,577           68.0%


         * Less than one percent.

         (1) Applicable percentage ownership is based on 16,675,316 shares of common stock outstanding as of September 10, 2002. Pursuant to the rules of the Securities and Exchange Commission, shares shown as "beneficially" owned include (a) shares subject to options or warrants currently exercisable or which will be exercisable within 60 days of August 9, 2002, (b) shares attainable through conversion of other securities within 60 days of August 9, 2002,
              (c) shares held by unincorporated entities and in trusts and estates over which an individual holds at least shared voting or investment powers and (d) shares held in trusts and estates of which at least ten percent of the beneficial interest of such trust is attributable to specified persons in the immediate family of the individual(s) involved. This information is not necessarily indicative of beneficial ownership for any other purpose. To the best of our knowledge, the directors and executive officers have sole voting and investment power over the shares common stock held in their names, except as noted in the following footnotes.

         (2) Includes (i) 450,000 of 900,000 common shares owned by Crescent Advisors, L.L.C., which provided consulting and other advisory services to Category 5, and of which Mr. Gibbs owns 50% of the outstanding equity interests; (ii) an option to purchase 200,000 shares, 133,333 of which are currently exercisable at an exercise price of $0.25 per share with the remainder vesting on May 29, 2003; and (iii) an option to purchase 500,000 shares, 333,333 of which are or will be exercisable at an exercise price of $0.25 per share on or before October 8, 2002, with the remainder vesting on August 6, 2003.

         (3) Includes (i) 450,000 of 900,000 common shares owned by Crescent Advisors, L.L.C., which provided consulting and other advisory services to us, and of which Mr. Edwards owns 50% of the outstanding equity interests and (ii) currently vested options to purchase 596,562 shares of common stock held by Mr. Edwards.

         (4) Includes (i) 150,000 common shares and a warrant to purchase 600,000 shares, all of which are currently exercisable at an exercise price of $0.25 per share and owned by Kings Peak Capital, L.L.C., of which Mr. Mooney is a principal and owner, and (ii) an option to purchase 200,000 shares, 133,333 of which are currently exercisable at an exercise price of $0.25 per share with the remainder vesting on May 29, 2003.

         (5) Includes an option to purchase 100,000 common shares, 33,334 of which are currently exercisable at an exercise price of $2.50 per share, which the remainder vesting ratably on may 1, 2003 and 2004.

         (6) Includes an option to purchase 50,000 common shares, 16,667 of which are currently exerciseable at an exercise price of $1.13 per share, with the remainder vesting on June 24, 2003.

         (7) Includes an option to purchase 100,000 common shares, 33,334 of which are currently exercisable at an exercise price of $2.50 per share, with the remainder vesting ratably on February 25, 2003 and 2004.

         (8) Includes an option to purchase 100,000 shares, 50,000 of which are currently exercisable at an exercise price of $0.25 per share, with the remainder vesting ratably on August 6, 2003 and 2004.

         (9) Includes an option to purchase 50,000 shares, 25,000 of which are currently exercisable at an exercise price of $0.25 per share, with the remainder vesting ratably on August 6, 2003 and 2004.

Change of Control

         Acquisition of ePenzio
         ----------------------

         On May 29, 2001, we acquired ePenzio, Inc., pursuant to the Stock Purchase Agreement by and among Network Investor Communications, Inc., ePenzio, Inc. and the stockholders of ePenzio, Inc., dated May 16, 2001. we issued 9,000,000 shares of common stock in exchange for 1,000,000 shares of ePenzio, representing all of the outstanding shares of common stock of ePenzio. Inasmuch as ePenzio is the operating entity and its stockholders obtained control of the voting shares of Category 5, the transaction is accounted for as a reverse merger, or a recapitalization of ePenzio.

         Prior to the acquisition of ePenzio, Category 5 had approximately 2,500,000 shares of common stock outstanding. Immediately following the acquisition, Category 5 had approximately 11,500,000 shares of common stock outstanding, of which the former stockholders of ePenzio acquired 8,100,000, or 70%, of the outstanding shares in connection with the acquisition of ePenzio.

         Pursuant to the ePenzio acquisition agreement, the board of directors of Category 5 was increased to five members, and the former sole director of Category 5, Robert Deller, appointed William C. Gibbs, Mitchell Edwards, Edward
P. Mooney, Paul Anderson and Brad Crawford as directors, effective upon the resignation of Mr. Deller as an officer and director of Category 5 on May 29, 2001.

         Acquisition of CaptureQuest
         ---------------------------

         On April 10, 2002, we entered into a Stock Purchase and Exchange Agreement with CaptureQuest, Inc., a Utah corporation, and the shareholders of CaptureQuest. Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of CaptureQuest in exchange for up to 3,105,769 shares of our common stock (the "Exchange Shares").

         Pursuant to the terms of the Stock Purchase and Exchange Agreement, we agreed to appoint one nominee selected by the former shareholders of CaptureQuest to our board of directors. At a Board Meeting on April 23, 2002, Tyler Thompson, CEO of CaptureQuest, was appointed a director. In addition, we have agreed to submit Mr. Thompson as a director to be elected to the board of directors at the next annual meeting of Category 5's stockholders.

         Pursuant to the Stock Purchase and Exchange Agreement, the Exchange Shares have been or will be distributed to the former CaptureQuest shareholders in two tranches. In connection with the first tranche, on April 10, 2002, we delivered to the former shareholders of CaptureQuest an aggregate of 2,105,769 Exchange Shares, a portion of which were provided certain registration rights pursuant to a registration rights agreement by and among Category 5, CaptureQuest and the former shareholders of CaptureQuest. In connection with the second tranche, 1,000,000 of the remaining Exchange Shares were placed in escrow to protect us against undisclosed liabilities, misrepresentations and breaches of warranties, covenants and agreements on the part of CaptureQuest. Immediately prior to the acquisition of CaptureQuest, we had approximately 14,481,500 shares of common stock outstanding. As a result of the acquisition, the former shareholders of CaptureQuest collectively acquired approximately 20.3% of our outstanding shares of common stock.

ITEM 13.      Certain Relationships And Related Transactions

         We have engaged in certain transactions with its officers, directors, stockholders and affiliates. All transactions between us and our officers, directors, principal stockholders and affiliates were reviewed and passed upon by the board of directors. Following is a description of those transactions with any officer or director.

Kings Peak Capital L.L.C. Advisory Agreement

         On May 21, 2001, we entered into an advisory agreement with Kings Peak Capital, L.L.C. for 24 months with an automatic twelve-month renewal. Kings Peak is one of our stockholders. Prior to accepting a position with us, our Chairman and CEO, William C. Gibbs, was an owner and manager of Kings Peak; however, Mr. Gibbs has disclaimed any interest in fees which Kings Peak may receive under the Kings Peak advisory agreement. Edward Mooney, a director, is a member and manager of Kings Peak.

         Pursuant to the Kings Peak advisory agreement, Kings Peak will provide us with general corporate advisory services in connection with:

         o    Structuring  and  implementing  its  overall   corporate   finance
              strategy, including market positioning with respect to financial markets;

         o Review and analysis of business plans, corporate materials, and investor relations materials for distribution to prospective investors;

         o    Recruitment for board and other senior positions as requested; and

         o    Merger and acquisition identification, analysis and structuring.

         Kings Peak will also assist us on an ongoing, nonexclusive basis in identifying placement agents, underwriters, lenders and other sources of financing during the term of the Kings Peak advisory agreement. As compensation to Kings Peak for these general corporate advisory services, we agreed to pay to Kings Peak $10,000 per month and a warrant to purchase 600,000 shares of common stock at an exercise price of $0.25 per share.

         Pursuant to the Kings Peak advisory agreement, Kings Peak will provide us with financial advisory services in connection with identifying and contacting, on a non-exclusive basis, certain venture capital, underwriters and investment banking companies and other strategic investors that may provide us with financing or assist us in equity or debt offerings. As compensation for these financial advisory services, we have agreed to pay to Kings Peak a structuring fee equal to:

         o    10% of gross proceeds from equity financings; and/or

         o 1.5% of gross proceeds of debt financings completed by one or more of the underwriters or placement agents introduced to us by Kings Peak.

         In addition, we have agreed to pay to Kings Peak any compensation due to Kings Peak for its assistance in identifying prospective investors, pursuant to the placement terms and conditions of applicable offering memoranda.

         Pursuant to the Kings Peak advisory agreement, Kings Peak will provide us with merger and acquisition services in connection with assisting us in identifying potential merger and/or acquisition candidates. Kings Peak will assist in contacting pre-approved target companies and in structuring such transactions. As compensation for these merger and acquisition services, we have agreed to pay to Kings Peak a merger and acquisitions success fee according to a Lehman Formula based on the value of the transaction as follows:

         o    5% of the first $1 million in value;

         o    4% of the second $1 million in value;

         o    3% for the third $1 million in value;

         o    2% for the fourth $1 million in value; and

         o    1% of all value thereafter.

         In the event that we close a merger or acquisition that results from a contact of Kings Peak with a value of $5 Million or greater, Kings Peak will receive at closing a performance bonus of $100,000.

         Pursuant to the Kings Peak advisory agreement, Kings Peak will provide us with general business development services in connection with assisting us, on a best-efforts basis, in the identification of new U.S. and international business development opportunities, including but not limited to:

         o    New marketing and distribution channels;

         o New strategic marketing, co-marketing, OEM or private label agreements; and

         o    New technologies, hardware or software partners or equipment.

         As compensation for these general business development services, we have agreed to negotiate, in good faith, in advance, a compensation schedule for such services provided by Kings Peak on a case-by-case basis. In general, Kings Peak will expect a fee of approximately 2.5% of the revenues for a one-year period, which compensation will survive the termination of the Kings Peak advisory agreement.

         Pursuant to the Kings Peak advisory agreement, Kings Peak may also assist us in securing equipment leases or other equipment financing structures, for which Kings Peak will be entitled to compensation that is negotiated in good faith, in advance, on a case-by-case basis.

Crescent Advisors, LLC Advisory Agreement

         In February 2001, ePenzio, Inc. entered into an advisory agreement with Crescent Advisors, LLC, pursuant to which Crescent Advisors provided advisory services with respect to the exploration of strategic alternatives, including potential partnerships, mergers, acquisitions, private placements or other possible transactions. As consideration for Crescent's undertaking to provide the services set forth in the advisory agreement, we issued to Crescent 900,000 shares of common stock and modified the agreement to terminate on-going or additional payment obligations. The advisory agreement was amended on May 29, 2001. As provided in the advisory agreement, as amended, because Crescent Advisors failed to satisfy certain performance criteria, former shareholders of ePenzio are entitled to purchase all 900,000 shares of common stock issued to Crescent Advisors pursuant to the advisory agreement, at a purchase price of $0.01 per share.

         William C. Gibbs, a director and current Chief Executive Officer, owns 50% of the outstanding equity interests in Crescent Advisors. Paul Anderson, Brad Crawford, Matt Greene and Jade Millington are the former ePenzio shareholders entitled to purchase the 900,000 shares of common stock pursuant to the advisory agreement. Messrs. Anderson, Crawford, Greene and Millington are currently executive officers and/or directors.

Anderson/Crawford/SBI E2-Capital (USA), Ltd. Agreement

         On February 11, 2002, each of our directors Paul Anderson and Brad Crawford granted SBI E2-Capital (USA), Ltd. a warrant to purchase 1,000,000 shares of our common stock currently owned by each such director. The warrant was exercisable until August 10, 2002 at an exercise price of $1.00 per share. SBI E-2 Capital (USA), Ltd is wholly owned by SBI E2-Capital (HK) Limited. SBI E2-Capital (HK) Limited is a stockholder. Shelly Singhal, a current director, is also a managing director and executive vice president of SBI E2-Capital (HK) Limited. SBI E2-Capital did not exercise either of these warrants prior to their termination in August 2002.

SBI-USA, LLC

         Shelly Singhal, a director, is also a managing director of SBI-USA, LLC. We engaged SBI E-2 Capital (USA), Ltd., a predecessor in interest to SBI-USA, LLC to provide significant financial services to it during the period prior to the merger. Pursuant to an engagement letter dated July 2, 2002, as amended effective July 2, 2002, among Category 5 and SBI-USA, LLC, as successor in interest to SBI E2 Capital (USA), Ltd., in the event we merge or otherwise effect a corporate reorganization with MindArrow, we must pay to SBI-USA, LLC a cash fee equal to $175,000 payable as follows: (i) $25,000 in cash on July 2, 2002, (ii) $50,0000 in cash by July 15, 2002, and (iii) $100,000 in cash upon delivery of the fairness opinion and closing of the merger agreement. We must also reimburse SBI-USA, LLC for all expenses incurred in connection with MindArrow transaction, which are capped at $25,000. As of the date hereof, amounts received by SBI-USA, LLC under this engagement letter are approximately $25,000.

         SBI-USA, LLC is a subsidiary of SBI E2-Capital (HK) Limited, of which Mr. Singhal is Executive Vice President. SBI E2-Capital (HK) Limited holds

75,000 shares of MindArrow common stock. Mr. Singhal and certain associates hold 75,000 shares of MindArrow common stock. SBI-USA, LLC will receive a $20,000 referral fee from L.H. Friend, MindArrow's financial advisor in connection with the merger.

Acquisition of FlashAlly, LLC

         In connection with our acquisition of all of the outstanding membership interests in FlashAlly, LLC on March 1, 2002, we issued to Tyler Thompson an aggregate of 539,681 shares of common stock in exchange for all of his membership interests in FlashAlly. Mr. Thompson is a director and our Executive Vice President of Sales and Marketing.

         In connection with its acquisition of FlashAlly, LLC, we entered a royalty agreement that requires us to make certain royalty payments to former members of FlashAlly, including Tyler Thompson, a Director and Executive Vice President of Sales and Marketing of Category 5, equal to 75% of the net income generated from the sale or license of FlashAlly software to or through certain entities for a period of not fewer than twelve months from March 2002. These royalty payments may be adjusted if our stock price increases, as provided in the royalty agreement, and will terminate if at any time prior to the termination of the royalty agreement in March 2003 the average closing price of our common stock equals or exceeds $15 per share for a period of 15 days. We have also agreed to make royalty payments to the former members of FlashAlly, including Mr. Thompson, equal to $15 per sale of FlashAlly software through Category 5 or our affiliates until the earlier of the termination of the royalty agreement in March 2003 or the average closing price of our common stock equals or exceeds $10 per share for a period of 15 days.

Acquisition of CaptureQuest, Inc.

         In connection with our acquisition of all of the outstanding shares of CaptureQuest, Inc. on April 10, 2002, we issued to each of Tyler Thompson and Troy Kearl 1,000,000 shares of common stock, in exchange for all of the outstanding common stock of CaptureQuest held by Mr. Thompson and Mr. Kearl. Mr. Thompson is the former Chief Executive Officer of CaptureQuest. Messrs. Thompson and Kearl are each directors and our Executive Vice President of Sales and Marketing and Vice President of Product Development. In connection with the acquisition of CaptureQuest, we agreed to appoint Mr. Thompson as a director and to submit Mr. Thompson as a director nominee for the next annual meeting of stockholders.

Amendment to Stock Purchase Agreement and Return of Category 5 Stock

         Pursuant to the Amendment to Stock Purchase Agreement, dated June 20, 2002, by and among Category 5, ePenzio, Inc., and former shareholders of ePenzio, Brad Crawford and Paul Anderson, which amends the Stock Purchase Agreement dated May 29, 2001 by and among those same parties, the parties clarified certain tax and purchase price provisions. In connection with the Amendment, the Company assumed responsibility for income taxes associated with approximately $5 Million in receivables and approximately $1.2 Million associated with the conversion of ePenzio from the cash to the accrual method of accounting upon acquisition of ePenzio by the Company. The aggregate tax liability assumed pursuant to the Amendment was estimated to be approximately $1.1 Million, in exchange for which each of Mr. Crawford and Mr. Anderson agreed to return to us 500,000 shares each of our common stock received by them in connection with the acquisition of ePenzio by Category 5. Messrs. Crawford and Anderson are currently Directors and executive officers of Category 5 or its subsidiaries.

Interests in Lease Agreements

          Category5's wholly-owned subsidiary, CaptureQuest, Inc., leases approximately 4,000 square feet of office space, in Provo, Utah, from EsNet Properties, L.C. During the course of this lease, CaptureQuest will have paid approximately $4,500-$4,700 per month in lease payments, plus certain additional payments as provided in the lease agreement. Category 5 subleases approximately 18,000 square feet of office space in Salt Lake City, Utah, from Pliant Corporation. During the course of this lease, Category 5 will have paid approximately $20,283 per month in lease payments (based on straight-line rents). EsNet also has an ownership interest in the Salt Lake City office building in which Category 5 leases the office space. The father of Tyler Thompson, Duff Thompson, has an ownership interest in EsNet. Tyler Thompson is a Director and the Executive Vice President of Sales and Marketing of Category 5.


Loan from Tyler Thompson to CaptureQuest, Inc.

          Since the inception of Category 5's wholly-owned subsidiary, CaptureQuest, Inc., until the date hereof, Tyler Thompson, a director and Executive Vice President of Sales and Marketing of Category 5, has periodically loaned funds to CaptureQuest for its operating expenses, with the understanding that these amounts will be reimbursed to Mr. Thompson as soon as it is reasonably practicable for CaptureQuest to do so. The largest aggregate amount of indebtedness outstanding between July 1, 2001 and the date hereof owed to Mr. Thompson is approximately $165,777, which also equals the current amount outstanding.

                                     PART IV

ITEM 14.      Exhibits, Financial Statements Schedules, And Reports On Form 8-K


         (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.       FINANCIAL STATEMENTS:

         Reference  is made to  Part  II,  Item 7,  for a  listing  of  required financial statements filed with this report ...................... 43

2.       FINANCIAL STATEMENT SCHEDULES:

         Financial statement schedules are omitted either because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

3.       EXHIBITS:

         Exhibit #               Exhibit Description
         ---------               -------------------

         2.1 Agreement and Plan of Merger dated as of July 12, 2002 among Category 5 Technologies, Inc., MindArrow Systems, Inc. and MindArrow Acquisition Corp., as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 9, 2002. (8)

         2.2 Stock Purchase and Exchange Agreement by and among Category 5 Technologies, Inc., CaptureQuest, Inc. and the Shareholders of CaptureQuest, Inc., dated April 10, 2002.
                     (6)

         2.3 LLC Membership Exchange Agreement, between Category 5 Technologies, Inc. and FlashAlly, LLC, Tyler Thompson and Troy Kearl, dated March 1, 2002. (1)

         2.4 Stock Purchase and Exchange Agreement between Category 5 Technologies, Bottomline Online, Inc. and the stockholders of Bottomline Online, dated February 27, 2002. (1)

         2.5 Stock Purchase and Exchange Agreement between Category 5 Technologies, Inc., Transaxis, S.A., Amathus Holdings, Ltd. and David Hicks, dated January 20, 2002. (1)

         2.6 Letter of Intent between Category 5 Technologies, Inc. and Exposure International, L.L.C. dated November 25, 2001.
                     (1)]

         2.7         Stock  Purchase   Agreement   between   Network   Investors
                     Communications, Inc., ePenzio, Inc. and the shareholders of ePenzio, dated May 16, 2001. (9)

         3.1         Bylaws of Category 5 Technologies, Inc. (5)

         3.2         Amended  and  Restated   Certificate  of  Incorporation  of
                     Network Investor Communications, Inc. (2)

         3.3 Certificate of Correction to the Amended and Restated Certificate of Incorporation of Category 5 Technologies, Inc. (5)

       * 10.1        Category 5 Technologies, Inc. Long-Term Incentive Plan (2)

       * 10.2        Category 5 Technologies, Inc. 2001 Director Option Plan (2)

       * 10.3 Severance Agreement and Mutual General Release between Category 5 Technologies, Inc. and William C. Gibbs, dated September 12, 2002. (1)

       * 10.4 Severance Agreement and General Release between Category 5 Technologies, Inc. and Mitchell Edwards, dated June 20, 2002. (7)

       * 10.5 Amendment to Stock Purchase Agreement between Category 5 Technologies, Inc., ePenzio, Inc., Paul Anderson and Brad Crawford, dated June 20, 2002. (7)

       * 10.6        Amendment  No.  1  to  the  Employment   Agreement  between
                     Category 5 Technologies, Inc. and William C. Gibbs, dated October 31, 2001. (5)

       * 10.7        Amendment  No.  1  to  the  Employment   Agreement  between
                     Category 5 Technologies, Inc. and Mitchell Edwards, dated October 31, 2001. (5)

       * 10.8 Option to Purchase Common Stock issued to William C. Gibbs and dated August 6, 2001 (500,000 shares). (5)

       * 10.9 Option to Purchase Common Stock issued to Mitchell Edwards and dated August 6, 2001 (500,000 shares). (3)

       * 10.10 Option to Purchase Common Stock issued to William C. Gibbs and dated May 29, 2001 (200,000 shares). (10)

       * 10.11 Option to Purchase Common Stock issued to Mitchell Edwards and dated May 29, 2001 (200,000 shares). (10)

         10.12 Option to Purchase Common Stock issued to Edward Mooney and dated May 29, 2001 (200,000 shares). (10)

         10.13       Not used

       * 10.14 Option to Purchase Common Stock issued to Matthew Greene and dated August 6, 2001 (100,000 shares). (1)

       * 10.15 Option to Purchase Common Stock issued to Jade Millington and dated August 6, 2001 (50,000 shares). (1)

       * 10.16 Option to Purchase Common Stock issued to Tyler Thompson and dated May 1, 2002 (100,000 shares). (1)

       * 10.17 Option to Purchase Common Stock issued to Troy Kearl and dated February 25, 2002 (100,000 shares). (1)

         10.18 Business Loan Agreement (Asset Based) by and between Zions First National Bank, a national banking association, and Category 5 Technologies, Inc., dated August 7, 2002 ($2 Million Line of Credit Facility). (1)

         10.19 $2 Million Secured Promissory Note issued by Category 5 Technologies, Inc. in favor of Zions First National Bank, on August 7, 2002. (1)

         10.20       Commercial   Security   Agreement,   between   Category   5
                     Technologies,  Inc. and Zions First  National  Bank,  dated
                     August 7, 2002, related to the $2 Million Zions First National Bank Credit Facility. (1)

         10.21 Business Loan Agreement (Asset Based) by and between Zions First National Bank, a national banking association, and ePenzio, Inc. and dated September 11, 2001, ($1 Million Line of Credit Facility). (3)

         10.22 $1 Million Secured Promissory Note issued by ePenzio, Inc. in favor of Zions First National Bank, on September 11, 2001. (3)

         10.23 Commercial Security Agreement, between ePenzio, Inc. and Zions First National Bank, dated September 11, 2001, related to the $1 Million Zions First National Bank Credit Facility. (3)

         10.24       Termination  and  Release   Agreement  between  Category  5
                     Technologies, Inc., Netgateway, Inc. and C5T Acquisition Corp., dated January 14, 2002. (4)

         10.25       Form of Convertible Promissory Note. (5)

         10.26 Form of Warrant to Purchase Common Stock of Category 5 Technologies, Inc. (5)

         10.27       Form of Bridge Loan Subscription Agreement. (5)

         10.28       Form of Registration Rights Agreement. (5)

         10.29 Engagement Agreement by and between Category 5 Technologies and TerraNova Capital Partners LLC, dated August 10, 2001.
                     (5)

         10.30 Confidentiality and Marketing Agreement between Home, Inc. and C5 Technologies, Inc., dated June 14, 2002. (7)

       * 10.31       Employment   Agreement  between  ePenzio,   Inc.  and  Paul
                     Anderson, dated May 22, 2001. (1)

       * 10.32       Employment   Agreement  between  ePenzio,   Inc.  and  Brad
                     Crawford, dated May 22, 2001. (1)

       * 10.33 Employment Agreement between Category 5 Technologies, Inc. and Troy Kearl, dated March 2, 2002. (1)

       * 10.34 Employment Agreement between Category 5 Technologies, Inc. and Tyler Thompson, dated April 10, 2002. (1)

       * 10.35 Employment Agreement between Category 5 Technologies, Inc. and Matthew A. Greene, dated May 1, 2002. (1)

         10.36 Consulting Agreement, by and among the Company, Peter Kristensen and Mark Sansom, dated July 9, 2002. (1)

         10.37 Consulting Agreement by and among the Company, J. Pollack & Co., and Jason Pollack, dated July 1, 2002. (1)

         10.38 Royalty Agreement between Category 5 Technologies, Inc. and Tyler Thompson and Troy Kearl, dated March 1, 2002. (1)

         10.39 Letter Agreement between Category 5 Technologies, Inc. and SBI E2-Capital USA Ltd., dated July 2, 2002. (1)

         10.40 Amendment to and Assignment and Assumption of Letter Agreement, between Category 5 Technologies, Inc., SBI E2-Capital USA Ltd. and SBI USA, LLC, dated July 2, 2002.
                     (1)

         10.41 Letter Agreement between Category 5 Technologies, Inc. and European-American Securities, dated March 27, 2002. (1)

         10.42 Sublease Agreement between Category 5 Technologies, Inc. and Pliant Corporation, dated February 20, 2002. (1)

         10.43       Lease  Agreement  between  CaptureQuest,   Inc.  and  EsNet
                     Management, dated May 8, 2001. (1)

         10.44 Warrant to Purchase Common Stock issued to Kings Peak Capital, LLC, dated May 18, 2001 (600,000 shares). (1)

         10.45 Warrant to Purchase Common Stock issued to Strategic Growth International, Inc., dated September 14, 2001 (350,000 shares). (1)

         10.46 Warrant to Purchase Common Stock issued to TerraNova Capital Partners, LLC, dated September 14, 2001 (100,000 shares). (1)

         10.47 Warrant to Purchase Common Stock issued to TN Capital Equities, Ltd., dated November 21, 2001 (77,900 shares).
                     (1)

         10.48 Warrant to Purchase Common Stock issued to TN Capital Equities, Ltd., dated November 21, 2001 (41,000 shares).
                     (1)

         21.1        Subsidiaries of Catetory 5 Technologies, Inc. (1)

         23.1        Consent of Independent Auditors (1)

         99.1 Certification pursuant to Section 1350 of Chapter 33 of Title 18 of the United States Code.

       *      Management contract or compensatory plan or arrangement.

      (1)     Filed herein

      (2) Incorporated by reference to the Annexes of Category 5 Technologies, Inc.'s Revised Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 19, 2001.

      (3) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Transition Report on Form 10-KSB/T for the period ended June 30, 2001.

      (4) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2002.

      (5) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Quarterly Report on Form 10-QSB, for period end December 31, 2001.

      (6) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Current Report on Form 8-K and Amended Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 25, 2002 and June 24, 2002, respectively.

      (7) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2002.

      (8)     Incorporated  by  reference  to the  Appendices  to the Category 5
              Technology,   Inc.  Definitive  Proxy  Statement  filed  with  the
              Securities and Exchange Commission on September 16, 2002.

      (9) Incorporated by reference to the Exhibits filed with Category 5 Technologies, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2001.

      (10) Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8 filed by Category 5 Technologies, Inc. with the Securities and Exchange Commission on August 23, 2001.

          (B) REPORTS ON FORM 8-K

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

         On April 24, 2002 and June 24, 2002, we filed a Current Report on Form 8-K and Amended Current Report on Form 8-K/A, respectively with the Securities and Exchange Commission, which report describes the execution of a Stock Purchase and Exchange Agreement (the "Exchange Agreement") by and among Category 5, CaptureQuest, Inc., a Utah corporation ("CaptureQuest"), and the shareholders of CaptureQuest, date April 10, 2002. The Exchange Agreement acquired all of the outstanding capital stock of CaptureQuest in exchange for up to 3,105,769 shares of common stock of Category 5.

         On July 11, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, which report describes the execution of Confidentiality and Marketing Agreement between Home, Inc. and C5 Technologies, Inc., dated June 14, 2002, Amendment to Stock Purchase Agreemnt by and between Network Investors, Inc., remnamed Category 5 Technologies, Inc., ePenzio, Inc. and the shareholders of ePenzio, Inc., dated June 20, 2002 and Severance Agreement and General Release between Mitchell Edwards and C5 Technologies, Inc. dated June 20, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                            CATEGORY 5 TECHNOLOGIES, INC.

    Dated: September 16, 2002               By   /S/ PAUL ANDERSON
                                            -----------------------------

                                            Paul Anderson
                                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



             Signature                              Title                                  Date
             ---------                              -----                                  ----


         /s/ PAUL ANDERSON                  Chairman of the Board                   September 16, 2002
         ---------------------------
             Paul Anderson



         /s/ BRAD CRAWFORD                  Director                                September 16, 2002
         ---------------------------
             Brad Crawford



         /s/ TYLER THOMPSON                 Director                                September 16, 2002
         ---------------------------
             Tyler Thompson



         /s/ TROY KEARL                     Director                                September 16, 2002
         ---------------------------
             Troy Kearl.



         /s/ SHELLY SINGHAL                 Director                                September 16, 2002
         ---------------------------
             Shelly Singhal



         /s/ MATTHEW CRUMLEY                Corporate Controller                    September 16, 2002
         ---------------------------        (Principal Accounting Officer)
             Matthew Crumley


                      Section 302 Certification: Form 10-K


CERTIFICATIONS*


I, Paul Anderson, Chief Financial Officer of Category 5 Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Category 5 Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 7, 2002


                                                   /s/ Paul Anderson
                                                   ------------------
                                                   Paul Anderson
                                                   Chief Executive Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.
                                    Page 86

                      Section 302 Certification: Form 10-K


CERTIFICATIONS*


I, Matt Crumley, Controller of Category 5 Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Category 5 Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 7, 2002


                                                    /s/ Matt Crumley
                                                    -----------------
                                                   Matt Crumley
                                                   Corporate Controller and
                                                   Principal Accounting Officer


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.